Form 10KSB
period 2006-12-31
ANASAZI CAPITAL CORP
filed 2007-03-15
CIK 1373797

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-52202

Anasazi Capital Corp.

(Name of Small Business Issuer In Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	20-5223392 (I.R.S. Employer Identification No.)

701 Scott Street
San Francisco, California 94117
(Address of Principal Executive Offices) (Zip Code)

(415) 568-1410
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

The issuer did not generate any revenues during the year ended December 31, 2006.

There were no shares of the issuer’s common stock held by non-affiliates on March 5, 2007. On such date, 5,000,000 shares of the issuer’s common stock were issued and outstanding and held by one (1) shareholder deemed to be an affiliate of the issuer within the meaning of Rule 12b-2 under the Exchange Act.

Anasazi Capital Corp.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Anasazi Capital Corp. (the “Company”, “our”, “us” or “we”) was incorporated under the laws of the State of Florida on July 17, 2006. We are a developmental stage company and have no revenues to date. Since inception, our activities have been limited to actions related to our organization and the preparation of a registration statement on Form 10-SB (the “Registration Statement”). We are a “shell” company conducting no business operations, other than our efforts to seek merger partners or acquisition candidates. We have no full-time employees and neither own nor lease any real estate nor vehicles.

We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are authorized to issue 100,000,000 shares of common stock, no par value (the “Common Stock”), pursuant to the Articles of Incorporation of the Company, of which 5,000,000 shares are currently issued and outstanding. We have a shareholder base consisting of only one (1) shareholder. None of the shares of Common Stock issued to such shareholder have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”. Pursuant to a resolution of our board of directors, we will not enter into any Business Combination until the Target Business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the Securities and Exchange Commission pursuant to the requirements of Form 8-K and the Exchange Act and the applicable rules and regulations thereunder.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with growth potential which, in the opinion of our sole officer and director, could provide a return on investment to our sole shareholder in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our sole officer and director may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

“Shell” Corporation

Background

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. We, therefore, can be characterized as a shell company under Rule 12b-2 under the Exchange Act. As a shell company, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a “development stage” or “start-up” company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future. We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination. Assuming our sole officer and director is successful in identifying a Business Combination, it is unlikely our sole shareholder will have an opportunity to evaluate the specific merits or risks of any one or more Business Combinations and will have no control over the decision-making relating to such Business Combination.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that may or may not need substantial additional capital, and also desires to establish a public trading market for its shares of capital stock, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to

•	create a public market for shares of capital stock in order to enhance liquidity for shareholders,

•	facilitate raising capital through the private into public sale of securities, commonly referred to as a “PIPE” transaction,

•	facilitate raising capital through the public sale of securities of which the existence of a public market for such securities may exist, and/or

•	acquire additional assets through the issuance of securities rather than for cash

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. In light of the restrictions concerning shell companies contained in many state blue sky laws and the regulations thereunder, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of Common Stock authorized, of which 5,000,000 are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to one “accredited investor” not involving a public offering. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company. See “Market Price of and Dividends on the Registrant's Common Equity and Related Shareholder Matters”.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and its sole shareholder might not realize any type of profit.

Unspecified Industry and Target Business

We will seek to acquire a Target Business without limiting ourselves to a particular industry. In seeking a Target Business, we will consider, without limitation, businesses which

(i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limiting the generality of the foregoing, in the following areas: technology; real estate; health care; health products; educational services; environmental services; consumer-related products and services (including amusement, entertainment, video games, gaming and/or recreational services); personal care services; voice and data information processing; and telecommunication equipment manufacturers or

(ii) are engaged in wholesale or retail distribution of various products.

To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the consummation of a Business Combination consistent with the requirements of Form 8-K and the Exchange Act and the rules and regulations thereunder.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks and uncertainties inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although our sole officer and director will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business’ Management

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that our sole officer and director will remain associated in any operational capacity with us following a Business Combination. Moreover, there can be no assurances that our sole officer and director will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to scrutinize the management team of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination with such Target Business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our sole officer and director is not a professional business analyst. See “Directors, Executive Officers, Promoters and Control Persons”.

Accordingly, we will be completely dependent on the ability of the management team of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management team will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management team of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management team.

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and his advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business - ‘Shell Corporation’” “- Conflicts of Interest” and “Certain Relationships and Related Transactions”.

Selection of a Target Business and Structuring of a Business Combination

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business will require maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises to be investigated by us. Investors should recognize that the possible lack of diversification among our acquisitions may not permit us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, our sole officer and director will consider, among other factors, the following factors which are not listed in any particular order:

•	financial condition and results of operations of the Target Business;

•	growth potential and projected financial performance of the Target Business and the industry in which it operates;

•	experience and skill of management and the availability of additional personnel of the Target Business;

•	capital requirements of the Target Business;

•	the availability of a transaction exemption from the registration requirements of the Securities Act for any potential Business Combination;

•	the location of the Target Business;

•	competitive position of the Target Business;

•	stage of development or lifecycle of the products, processes or services of the Target Business, if any;

•	degree of current or potential market acceptance of the products, processes or services of the Target Business, if any;

•	proprietary features, intellectual property rights and trade secrets of the Target Business, if any;

•	regulatory environment of the industry in which the Target Business operates;

•	costs associated with effecting the Business Combination; and

•	equity interest, and possible management participation, in the Target Business.

The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other objective and subjective criteria deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for such Target Business' future prospects.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, necessary changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit capital or other resources. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, our sole officer and director anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty. Our sole officer and director will only devote a small portion of her time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to our affairs.

However, our sole officer and director will devote such time as she deems reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a
Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our sole officer and director and representatives, who intend to meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, or undertake such reasonable investigation as they deem appropriate. Our sole officer and director and our representatives have a network of business contacts and believe that prospective Target Businesses will be referred to us through this network of contacts.

We also expect that many prospective Target Businesses will be brought to our sole officer and director's attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our Common Stock.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our proposed tax treatment of a particular Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants or other equity consideration, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a Business Combination. To the extent that such additional securities are issued, dilution to the interests of our sole shareholder will inevitably occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our sole officer and director. If there is a change in the person serving as sole officer and director, no assurance can be given as to the experience or qualifications of our new management. Our sole officer and director considers it likely that in order to consummate a Business Combination, a change in control will ultimately occur; therefore, he anticipates offering not less than a controlling interest to a Target Business in order to effectuate a Business Combination.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of the sole shareholder’s Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or any portion of the shares of Common Stock owned beneficially by our sole officer and director. It is likely that none of our other shareholders, if any, will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole officer and director, who is also the beneficial owner of all of our outstanding shares of Common Stock, will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred liabilities in connection with a debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon an exemption from registration under applicable Federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of our sole shareholder.

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist. See “Management’s Discussion and Analysis or Plan of Operation”.

Conflicts of Interest

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by the sole shareholder, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder, whose shares are beneficially owned by our sole officer and director. See “Description of Business - ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Our plan of business may involve changes in our capital structure, corporate structure, management team, the board of directors, voting control by our sole shareholder and business prospects and plans, especially if we consummate a Business Combination, as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, shareholders will not be afforded these protections.

Any securities which we might acquire in exchange for our Common Stock will be restricted securities within the meaning of the Securities Act. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available under the Securities Act. Section 4(1) of the Securities Act, which exempts sales of securities not involving a public distribution by persons other than an issuer, underwriter or dealer, would in all likelihood be available to permit a private sale. Although our plan of operation does not contemplate the resale of an acquired Target Business' securities, if such a sale were to be necessary, we would be required to comply with the provisions of the Securities Act to effect such resale.

Any Business Combination that we consummate may be in an industry which is regulated or licensed by Federal, state or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

Penny Stock Regulations - State Blue Sky restrictions - Restrictions on Marketability.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of any shareholder to sell shares of Common Stock in the secondary market.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because our securities may from time to time, and at the present time, constitute penny stocks within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our sole shareholder and other shareholders, if any, to sell their shares in any public market which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our sole officer and director will strive within the confines of practical limitations and applicable laws and regulations to prevent the described patterns from being established with respect to our securities.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us, and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Our sole officer and director believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Uncertainty of Competitive Environment of Target Business

In the event that we succeed in effecting a Business Combination, we will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurances that, subsequent to a Business Combination, we will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Federal Securities Laws Compliance

Under the Federal securities laws, companies reporting under the Exchange Act must furnish shareholders certain information about significant acquisitions, which information may require audited financial statements for a Target Business with respect to one or more fiscal years, depending upon the relative size of the acquisition. Consequently, our policy is to only effect a Business Combination with a Target Business that has available the requisite audited financial statements. See “Description of Securities-General”.

Employees

As of March 5, 2007, we are in the development stage and currently have no employees, other than our sole officer and director. Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive office is located at 701 Scott Street, San Francisco, California 94117. We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three month period ended December 31, 2006.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There currently exists no public trading market for our common stock. As of March 5, 2007, there were 5,000,000 shares of our common stock issued and outstanding to one shareholder of record, which constitutes all of our issued and outstanding capital stock.

We have not paid any cash dividends on our shares of common stock in the past two years and do not anticipate the payment of dividends on our shares of common stock in the foreseeable future.

On July 21, 2006, we issued an aggregate of 5,000,000 shares of our Common Stock in a private offering exempt from the registration under the Securities Act pursuant to Section 4(2) thereof for the total consideration of $5,000, or $0.001 per share, to one investor, Ruiz Family Holdings, an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended. The investor represented its intention to acquire the securities for investment only and not with a view to sell the securities in connection with any distribution thereof and an appropriate restrictive legend was affixed to the share certificate.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Anasazi Capital Corp., a Florida corporation (the “Company”, “us”, “we” and “our”), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have generated no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months. We neither generate any cash revenue nor cash flow. Our operating costs, which include professional fees and costs are likely to approximate $3,000 to $5,000 during the next 12 months. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our 2006 Form 10-KSB. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on July 17, 2006. We intend to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 5, 2007, we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Commission and identification of businesses.

 ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Anasazi Capital Corp.

We have audited the accompanying balance sheet of Anasazi Capital Corp. as of December 31, 2006, and the related statements of operations, shareholders’ deficiency and cash flows for the period July 17, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anasazi Capital Corp. as of December 31, 2006, and the results of its operations and cash flows for the period July 17, 2006 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has net losses of $5,371 as of December 31, 2006. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Certified Public Accountants

Las Vegas, Nevada
March 7, 2007

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets:

Cash & equivalents	$5,000
Total Assets	$5,000

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current liabilities:

Accounts payable & accrued expenses	$5,371
5,371

Shareholder’s Deficiency:

Common Stock (no par value;
100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000

Deficit accumulated during the development stage	(5,371)
$(371)

Total Liabilities and Shareholder’s Deficiency	$5,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS
FOR THE PERIOD JULY 17, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

REVENUE:	$—

EXPENSES:

Organization Costs	88
Printing	783
Audit	3,750
Legal	1,500
Net Loss	$(5,371)

Basic and diluted net loss per share	$—

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDER’S DEFICIENCY
FOR THE PERIOD JULY 17, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

	Number Of Common Shares	Common Stock	Accumulated Deficit	Total

Balance at
July 17, 2006
(Inception)	—	$—	$—	$—

Net Loss for
the period	—	—	(5,371)	(5,371)

Shares issued for
cash (5,000,000
shares at $.001 at
December 31, 2006)	5,000,000	5,000	—	5,000

Balance at
December 31, 2006	5,000,000	$5,000	$(5,371)	$(371)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS
FROM JULY 17, 2006 (INCEPTION) THROUGH DECEMBER 31, 2006

Cash Flows From Operating Activities:

Net loss	$(5,371)

Increase in accounts payable	5,371

Net cash used in operations	—

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	5,000

Net increase in cash and cash equivalents	5,000

Cash & Cash Equivalents, Beginning Balance	—
Cash & Cash Equivalents, Ending Balance	$5,000

Supplemental Disclosure of Cash Flow Information:

Noncash Investing & Financing Transactions

Taxes paid	$—
Interest paid	$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 5, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the shares, in order not to burden the Company, have agreed to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 2 - SHAREHOLDER’S EQUITY

On July 21, 2006, the Company issued 5,000,000 shares of common stock to its initial shareholder in exchange for $5,000 in cash.

NOTE - 3 INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$1,000

Deferred tax asset	1,000
Valuation allowance	(1,000)

Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $5,371 at December 31, 2006. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2006 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2006:

Tax expense (benefit) at Federal rate (34%)	$(2,000)
Federal bracket adjustment	1,000
State income tax, net of Federal benefit	—
Change in valuation allowance	1,000

Net income tax (benefit) allowance	$—

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s shareholder has agreed to pay the Company’s outstanding accounts payable at December 31, 2006.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 26, 2006, Moore & Associates, Chartered was appointed by the Board of Directors as our outside independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Our sole officer and director has evaluated the effectiveness, as of December 31, 2006, of our “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2006, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our “internal control over financial reporting”, as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

There exists no information required to be disclosed by us in a report on Form 8-K during the three month period ended December 31, 2006, but not reported.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our sole executive officer and director and her age as of March 5, 2007, is as follows:

Name	Age	Positions

Olivia Ruiz	41	President, Secretary, Treasurer and Sole Director

Olivia Ruiz serves as our President, Secretary and Treasurer and sole director. Since March 2004, Ms. Ruiz has served as a director for the San Francisco office of Russell Stephens, LLC, a recruitment firm for banking and financial services professionals. From February 2002 until March 2004, Ms. Ruiz provided executive-level operational support for Paul Capital Partners. From September 1998 until August 2001, Ms. Ruiz served as assistant vice president pensions 2000 and senior vice president of Opal Financial Group. Ms. Ruiz has no prior experience with a shell or blank check company.

There are no agreements or understandings for Ms. Ruiz, our sole officer and director, to resign at the request of another person or act on behalf of, or at the discretion of, any other person. There are no agreements or understandings for Ms. Ruiz to devote her sole and exclusive efforts to the management of our business. Ms. Ruiz plans to maintain her current position with Russell Stephens, LLC, and cannot devote her sole and exclusive efforts to the management of our business. Until such time as a Business Combination occurs, our sole officer and director does not expect any change in our management.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our sole director qualifies as an “audit committee financial expert”, as defined in Item 401 of Regulation S-B.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2006, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers. Prior to the tion, we did not believe such a code was necessary because we were not an operating company. Our Board of Directors intends to consider adopting such a code.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

No officer will receive any salary or other compensation in connection with being employed by, or providing services to, us. There are no employment or consulting agreements with our sole officer and director in any form whatsoever.

Compensation of Directors

No director receives any type of compensation from us for serving as a director. Until we effectuate a Business Combination, it is not anticipated that any director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, but the Board of Directors may recommend adoption of one or more such programs in the future. No other arrangements are presently in place regarding compensation to our sole officer and director for her services as a director or for committee participation or special assignments. Our sole officer and director will hold office until his successor is elected and qualified or until his resignation is accepted in the manner provided in our bylaws.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 5, 2007, certain information regarding the beneficial ownership of our common stock by our sole shareholder and sole officer and director.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF SHARES OUTSTANDING (1)

Ruiz Family Holdings (2)	5,000,000	100%
701 Scott Street
San Francisco, California 94117

All executive officers and sole director as a group (1)	5,000,000	100%

(1)
The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options. Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

(2)
Olivia Ruiz, our President, Secretary, Treasurer and sole director, maintains sole voting and investment control of the shares held by Ruiz Family Holdings. As a result, Ms. Ruiz is deemed to beneficially own all of the shares of Common Stock held by Ruiz Family Holdings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our sole officer and director nor any promoter or affiliate have, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our sole officer and director, or to any other affiliate, if any. See “Executive Compensation”.

Our sole officer and director, who is also deemed to beneficially own all of the shares of Common Stock held by the sole shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a Business Combination. See “Description of Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by our sole shareholder to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such sole shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Description of Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

ITEM 13. EXHIBITS

The following Exhibits are filed herein:

Exhibits

Exhibit 3.1	Articles of Incorporation of registrant*

Exhibit 3.2	Bylaws of registrant*

Exhibit 4.1	Stock Certificate of registrant*

Exhibit 4.2	Instruments defining the rights of security holders (included in Exhibit 3.1)

Exhibit 31.1	302 Certification - Olivia Ruiz (filed herewith)

Exhibit 32.1	906 Certification - Olivia Ruiz (filed herewith)

*	Previously filed as exhibits to the Company’s Registration Statement on Form 10-SB (File No. 0-52202) with the Securities and Exchange Commission on August 28, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us for principal accountant fees and services during the periods ended December 31, 2006.

2006

Audit Fees	$3,000
Audit-Related Fees (1)	750
Tax Fees	—
All Other Fees	—

Total Audit and Audit-Related Fees	$3,750

(1)	Audit-related fees incurred during 2006 include billings for services related to a filing on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2007.

ANASAZI CAPITAL CORP.

By:	/s/ Olivia Ruiz
Olivia Ruiz
President, Secretary, Treasurer and Sole Director

Anasazi Capital Corp.

Index to Exhibits

Exhibits

Exhibit 31.1	302 Certification - Olivia Ruiz

Exhibit 32.1	906 Certification - Olivia Ruiz