Form 10QSB
period 2007-03-31
ANASAZI CAPITAL CORP
filed 2007-05-14
CIK 1373797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, no par value	5,000,000 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☑

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$5,000

Total Assets	$5,000

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$12,410

SHAREHOLDER'S DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000
Deficit accumulated during the development stage	(12,410)
$(7,410)

Total Liabilities and Shareholder's Deficiency	$5,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007
AND CUMULATIVE FROM THE PERIOD JULY 17, 2006 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

		Cumulative from
	For the three month period	July 17, 2006 (Inception)
	ended March 31, 2007	To March 31, 2007
Revenue:	$-	$-

Expenses:
Organization Costs	-	88
Printing	389	1,172
Accounting	750	4,500
Legal	5,000	6,500
Other	150	150

Net loss	$6,289	$12,410

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007
AND CUMULATIVE FROM THE PERIOD JULY 17, 2006 (INCEPTION) TO MARCH 31, 2007
(Unaudited)

		Cumulative from
	For the three month period	July 17, 2006 (Inception)
	ended March 31, 2007	To March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,289)	$(12,410)
Increase in accounts payable	6,289	12,410

Net cash used in operating activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	-	5,000

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,000	5,000

CASH & CASH EQUIVALENTS, ENDING BALANCE	$5,000	$5,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-
Interest paid	$-	$-

ANASAZI CAPITAL CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period July 17, 2006 (Inception) through December 31, 2006 were filed on March 12, 2007 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 and for the period ended July 17, 2006 (Inception) through December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Note 2 - Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of May 15, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees and printer charges with regard to the Company’s filings with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31st.

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

Loan from Shareholder

The loan from shareholder is non-interest bearing and has no definite terms of repayment.

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

Presently, we are not in a position to meet our cash requirements for the next 12 months. Our operating costs, including professional fees will exceed $5,000, which was our available cash at March 31, 2007. From inception to the date of this report, our sole officer and director has committed to make loans to us on an as needed basis. There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10-KSB with the Securities and Exchange Commission. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on July 17, 2006. We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of May 15, 2007, we had not yet commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of March 31, 2007, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Securities and Exchange Commission.

In connection with its evaluation during the quarterly period ended March 31, 2007, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit 31.1	302 Certification - Olivia Ruiz
Exhibit 32.1	906 Certification - Olivia Ruiz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANASAZI CAPITAL CORP.

DATE: May 14, 2007	By:	/s/ Olivia Ruiz
Olivia Ruiz
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits
Exhibit Number	Description
Exhibit 31.1	302 Certification - Olivia Ruiz
Exhibit 32.1	906 Certification - Olivia Ruiz