Form 10-Q
period 2008-03-31
ANASAZI CAPITAL CORP
filed 2008-05-15
CIK 1373797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52202
____________________________

ANASAZI CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-5223382 (I.R.S. Employer Identification Number)

701 Scott Street San Francisco, California (Address of principal executive offices)	94117 (Zip Code)

(415) 568-1410
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller reporting company ☒
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at March 31, 2008
Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

TABLE OF CONTENTS

PAGE
Part I Financial Information

Item 1. Financial Statements (unaudited)	3

Balance Sheet	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II Other Information
Item 6. Exhibits	11

Signatures	12
Exhibit 31.1
Exhibit 32.1

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$6,061	4,880

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000	5,000
Common stock warrants	6,803	6,803
Deficit accumulated during the development stage	(17,864)	(16,683)
	$(6,061)	$(4,880)

Total Liabilities and Shareholders' Deficiency	$-	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three months	For the three months	July 17, 2006 (Inception)
	ended March 31, 2008	ended March 31, 2007	through March 31, 2008

Revenue:	$-	$-	$-

Expenses:
General and Administrative	1,182	6,289	17,865

Net (loss)	$(1,182)	$(6,289)	$(17,865)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	For the three months	For the three months	July 17, 2006 (Inception)
	ended March 31, 2008	ended March 31, 2007	through March 31, 2008
OPERATING ACTIVITIES:
Net loss	$(1,182)	$(6,289)	$(17,864)
Common stock warrants issued for debt	-	-	6,803
Increase (decrease) in accounts payable	1,182	6,289	6,061

Net cash used in operating activities	-	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	5,000

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	5,000	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$5,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period July 17, 2006 (Inception) through December 31, 2007 were filed on February 22, 2008 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 and for the period ended July 17, 2006 (Inception) through March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Note 2 - Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 31, 2008, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Note 3 – Shareholders’ Equity

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

Note - 4 Income Taxes

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$--

Deferred tax asset	340
Valuation allowance	(340)

Net Deferred tax asset	$--

Net operating loss carryforwards totaled approximately $17,864 at March 31, 2008. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at March 31, 2008 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period March 31, 2008:

Tax expense (benefit) at Federal rate (34%)	$(680)
Federal bracket adjuctment	340
State income tax, net of Federal benefit	-

Change in valuation allowance	340

Net income tax (benefit) allowance	$-

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Presently, we are not in a position to meet our cash requirements for the next 12 months, as we do not have any cash.  From inception, our shareholders have committed to make loans to us on an as needed basis.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10-K with the Securities and Exchange Commission.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on July 17, 2006.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  Since our inception, we had not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities.  We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2008.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Olivia Ruiz
CEO, President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Olivia Ruiz
Exhibit 32.1	906 Certification – Olivia Ruiz

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANASAZI CAPITAL CORP.

DATE:  May 14, 2008                                                                      By: /s/ Olivia Ruiz
Olivia Ruiz
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 31.1	302 Certification – Olivia Ruiz
Exhibit 32.1	906 Certification – Olivia Ruiz