Form 10-Q
period 2008-06-30
ANASAZI CAPITAL CORP
filed 2008-08-05
CIK 1373797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52202
____________________________

ANSAZI CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida	20-5223382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18101 Von Karman Avenue, Suite 330 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(949) 646-8370
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

           Large accelerated filer              ☐                                                                       Accelerated filer                             ☐
           Non-accelerated filer                ☐                                                                       Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2008
	(unaudited)	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash & equivalents	$1,500	$-

Total Assets	$1,500	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$25,831	$4,880
Loan from shareholder	1,500	-

Total Liabilities	27,331	4,880

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000	5,000
Common stock warrants	6,803	6,803
Deficit accumulated during the development stage	(37,634)	(16,683)
	$(25,831)	$(4,880)

Total Liabilities and Shareholders' Deficiency	$1,500	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three months	For the three months	For the six months	For the six months	July 17, 2006 (Inception)
	ended June 30, 2008	ended June 30, 2007	ended June 30, 2008	ended June 30, 2007	through June 30, 2008

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and Administrative	19,770	893	20,951	7,182	37,634

Total Expenses	(19,770)	(893)	(20,951)	(7,182)	(37,634)

Net (loss) before Income Taxes	(19,770)	(893)	(20,951)	(7,182)	(37,634)

Income Tax Expense	-	-	-	-	-

Net (loss)	$(19,770)	$(893)	$(20,951)	$(7,182)	$(37,634)

Basic and diluted net loss per share	$-	$-	$-	$-	$-

Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)
			Cumulative from
	For the six months	For the six months	July 17, 2006 (Inception)
	ended June 30, 2008	ended June 30, 2007	through June 30, 2008
OPERATING ACTIVITIES:
Net loss	$(20,951)	$(7,361)	$(37,634)
Common stock warrants issued for debt	-	-	6,803
Increase (decrease) in accounts payable	20,951	7,361	25,831

Net cash used in operating activities	-	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from loan from shareholder	1,500	-	1,500
Proceeds from issuance of common stock	-	-	5,000

Net cash provided by financing activities	1,500	-	6,500

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	-	-	1,500

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	4,980	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,500	$4,980	$1,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES	$-	$-	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period July 17, 2006 (Inception) through December 31, 2007 and for the year ended December 31, 2007 were filed on February 22, 2008 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008 and for the period ended July 17, 2006 (Inception) through June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Note 2 - Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 1, 2008, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 17, 2006 (inception).  The Company does not expect FIN No. 48 to have a material impact on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 17, 2006 (inception). The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. The Company does not expect the application of this consensus to have a material impact on its financial statements.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108 will not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 17, 2006 (inception). The Company currently is assessing the potential impact that adoption of SFAS No. 157 would have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 17, 2006 (inception).  The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statement.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.  Currently, this change will have no effect on the Company’s financial statements.

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

Net operating loss carryforwards totaled approximately $37,634 at June 30, 2008. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at June 30, 2008 due to the doubtfulness of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period June 30, 2008:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2008.

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

/s/ Paul Garcia
CEO, President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Paul Garcia
Exhibit 32.1	906 Certification – Paul Garcia

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANASAZI CAPITAL CORP.

DATE:  August 5, 2008                                                                       By:  /s/ Paul Garcia
Paul Garcia
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 31.1	302 Certification – Paul Garcia
Exhibit 32.1	906 Certification – Paul Garcia