Form 10-Q
period 2008-09-30
ANASAZI CAPITAL CORP
filed 2008-11-10
CIK 1373797

e
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

           Large accelerated filer                                                                                     Accelerated filer
           Non-accelerated filer                                                                                     Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2008

Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$494	$-

Total Assets	$494	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$25,831	$4,880
Loan from shareholder	1,500	-

Total Liabilities	27,331	4,880

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	5,000	5,000
Common stock warrants	6,803	6,803
Deficit accumulated during the development stage	(38,640)	(16,683)
	$(26,837)	$(4,880)

Total Liabilities and Shareholders' Deficiency	$494	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three months	For the three months	For the nine months	For the nine months	July 17, 2006 (Inception)
	ended September 30, 2008	ended September 30, 2007	ended September 30, 2008	ended September 30, 2007	through September 30, 2008

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and Administrative	1,007	1,094	21,958	8,276	38,640

Total Expenses	(1,007)	(1,094)	(21,958)	(8,276)	(38,640)

Net (loss) before Income Taxes	(1,007)	(1,094)	(21,958)	(8,276)	(38,640)

Income Tax Expense	-	-	-	-	-

Net (loss)	$(1,007)	$(1,094)	$(21,958)	$(8,276)	$(38,640)

Basic and diluted net loss per share	$-	$-	$-	$-	$-

Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
	For the nine months	For the nine months	July 17, 2006 (Inception)
	ended September 30, 2008	ended September 30, 2007	through September 30, 2008
OPERATING ACTIVITIES:
Net loss	$(21,958)	$(10,562)	$(38,640)
Common stock warrants issued for debt	-	6,803	6,803
Increase (decrease) in accounts payable	20,952	(1,241)	25,831

Net cash used in operating activities	(1,006)	(5,000)	(6,006)

FINANCING ACTIVITIES:
Proceeds from loan from shareholder	1,500	-	1,500
Proceeds from issuance of common stock	-	5,000	5,000

Net cash provided by financing activities	1,500	5,000	6,500

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	494	-	494

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	5,000	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$494	$-	$494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES	$-	$-	$-

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period July 17, 2006 (Inception) through December 31, 2007 and for the year ended December 31, 2007 were filed on February 22, 2008 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 and for the period ended July 17, 2006 (Inception) through September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Note 2 - Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At November 1, 2008, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning on January 1, 2008. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 for the year ended December 31, 2007.  It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement for the year ended December 31, 2006, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us for the year ended December 31, 2006.  We do not expect FIN No. 48 to have a material impact on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us for the year ended December 31, 2006. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.  This statement is effective for us for the year ended December 31, 2006.  SAB No. 108 will not have an impact on our financial statements.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of the equity, (2) loans from U.S.A. Capital Management Group, Inc. to meet its general and administrative expenses, and (3) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, U.S.A. Capital Management Group, Inc., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and U.S.A. Capital Management Group, Inc. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

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

Net operating loss carryforwards totaled approximately $38,640 at September 30, 2008. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at September 30, 2008 due to the doubtfulness of realizing the deferred tax assets.

Tax expense (benefit) at Federal rate (34%)	$(680)
Federal bracket adjustment	340
State income tax, net of Federal benefit	--

Change in valuation allowance	340

Net income tax (benefit) allowance	$--

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period September 30, 2008:
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2008.

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

ANASAZI CAPITAL CORP

DATE: November 6, 2008	By:	/s/ Paul Garcia
Paul Garcia
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Paul Garcia
Exhibit 32.1	906 Certification – Paul Garcia