Form 10-K
period 2008-12-31
ANASAZI CAPITAL CORP
filed 2009-09-03
CIK 1373797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:  0-52202

Anasazi Capital Corp.

(Exact name of registrant as specified in its charter)

Florida	20-5223382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Ave., Suite 330

           Irvine, California  92612

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 646-8370

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on September 1, 2009. On September 1, 2009, there were 5,000,000 shares of the registrant’s Common Stock issued and outstanding and held by one (1) shareholder deemed to be an affiliate of the registrant within the meaning of Rule 12b-2 under the Exchange Act.

ii

Anasazi Capital Corp.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

Explanatory Notes

In this Annual Report on Form 10-K, Anasazi Capital Corp. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

General

Anasazi Capital Corp. (the “Company”, “our”, “us” or “we”) was incorporated under the laws of the State of Florida on July 17, 2006. We are a developmental stage company and have no revenues to date. Since inception, our activities have been limited to actions related to our organization and the preparation of a registration statement on Form 10-SB (the “Registration Statement”). The Company’s sole organizational efforts to date include solely engaging auditors, attorneys, and its financial printer, in connection with making filings with the Securities and Exchange Commission (the “SEC”). We are a “shell” company conducting no business operations, other than our efforts to seek merger partners or acquisition candidates; however, the Company has not yet commenced any efforts to seek such merger partners or acquisition candidates. We have no full-time employees and neither own nor lease any real estate nor vehicles.

We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are authorized to issue 100,000,000 shares of common stock, no par value (the “Common Stock”), pursuant to the Articles of Incorporation of the Company, of which 5,000,000 shares are currently issued and outstanding. We have a shareholder base consisting of only one (1) shareholder. None of the shares of Common Stock issued to such shareholder have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”. Pursuant to a resolution of our board of directors, we will not enter into any Business Combination until the Target Business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the SEC pursuant to the requirements of Form 8-K and the Exchange Act and the applicable rules and regulations thereunder.

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

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. In light of the restrictions concerning shell companies contained in many state blue sky laws and the regulations thereunder, it is not likely that a trading market will be created in our securities until such time as a Business Combination occurs with a Target Business. No assurances are given that subsequent to such a Business Combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 100,000,000 shares of Common Stock authorized, of which 5,000,000 are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to one “accredited investor” not involving a public offering. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company. See “Market Price of and Dividends on the Registrant’s Common Equity and Related Shareholder Matters”.

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

There are relatively low barriers to becoming a blank check company or shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single shareholder and sole officer and director may become a blank check or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Exchange Act with the SEC. A Form 10 registration statement goes effective by lapse of time 60 days after the original filing date, pursuant to Section 12(g)(1) of the Exchange Act and, upon the expiration of this 60 day time period, a registrant will be subject to the reporting requirements under the Exchange Act and the registration statement is automatically deemed effective. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

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

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and his advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business – ‘Shell Corporation’” “- Conflicts of Interest” and “Certain Relationships and Related Transactions”.

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

The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other objective and subjective criteria deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for such Target Business’ future prospects.

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

Our sole officer and director intends to devote not more than five hours per week of his time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if he devoted his full time to our affairs.

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

We also expect that many prospective Target Businesses will be brought to our sole officer and director’s attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder’s fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our Common Stock.

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

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders’ evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred liabilities in connection with a debt financing and, therefore, all the risks inherent thereto.

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

Conflicts of Interest

Our sole officer and director is not required to commit his full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by the sole shareholder, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company’s sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder, whose shares are beneficially owned by our sole officer and director. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

Investment Company Act and Other Regulation

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Any securities which we might acquire in exchange for our Common Stock will be restricted securities within the meaning of the Securities Act. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available under the Securities Act. Section 4(1) of the Securities Act, which exempts sales of securities not involving a public distribution by persons other than an issuer, underwriter or dealer, would in all likelihood be available to permit a private sale. Although our plan of operation does not contemplate the resale of an acquired Target Business’ securities, if such a sale were to be necessary, we would be required to comply with the provisions of the Securities Act to effect such resale.

Any Business Combination that we consummate may be in an industry which is regulated or licensed by Federal, state or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

Penny Stock Regulations - State Blue Sky restrictions - Restrictions on Marketability

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of any shareholder to sell shares of Common Stock in the secondary market.

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

Employees

As of September 1, 2009, we are in the development stage and currently have no employees, other than our sole officer and director. Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 18101 Von Karman Ave., Suite 330, Irvine, California 92612. We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We occupy this space rent-free. We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Submission of Matters to a Vote of Security Holders.

Except for the re-election of Paul Garcia as the Company’s sole director for the 2009 fiscal year or such shorter period until his successor is duly elected and qualified, there were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded. There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity. On September 1, 2009, there was 1 registered holder of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sole transaction by us from July 17, 2006, which is our inception, through September 1, 2009 involving sales of our securities that were not registered under the Securities Act. The offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended. The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with this purchase. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

Founder Share Issuance

On July 17, 2006, the date of our inception, we issued 5,000,000 shares of our restricted common stock to Ruiz Family Holdings for $5,000, or $0.001 per share. The investor represented its intention to acquire the shares for investment only and not with a view to sell the shares in connection with any distribution thereof and an appropriate restrictive legend was affixed to the share certificate.

Warrant Issuance

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $6,803 pursuant to a Warrant Agreement. These warrants have certain rights identified in the Warrant Agreement, including an exercise price of $.01 per share, a term of five years, a cashless exercise feature, if the strike price of the warrant it exercises is lower than the public market price of a share of the Company’s common stock, a put feature requiring the Company to purchase the warrants if the shares underlying the warrants are not listed for quotation on a recognized national securities exchange, the Nasdaq National Market (or a similar national quotation system), the over-the-counter electronic bulletin board or the Pink Sheets (each a “Public Market”), and the warrants have anti-dilution protection, such that the holder shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The anti-dilution rights will continue in effect until two years from the date that all shares of the Company’s common stock then purchasable under the warrant are registered under the Securities Act. The non-dilution rights will not attach to any shares sold in open market transactions. The warrants have no market at the present time, because they are not exercisable until the Company’s shares of common stock are listed on a Public Market. The investor represented its intention to acquire the warrants and the underlying shares for investment only and not with a view to sell the warrants or underlying shares in connection with any distribution thereof and an appropriate restrictive legend was affixed to the warrant certificate.

Item 6. Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our financial statements for the years ended December 31, 2008 and December 31, 2007 and from July 17, 2006, our inception, to December 31, 2008, together with the notes to these financial statements; and (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein. Our historical results are not necessarily indicative of the results we may achieve in any future period.

			Period from
			July 17, 2006
	For the year ended	For the year ended	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
	(Audited)	(Audited)	(Audited)
Statements of Operations Data:

Revenue:	$—	$—	$—

Expenses:
General and administrative	24,482	10,562	41,165

Net (loss)	$(24,482)	$(10,562)	$(41,165)

Basic and diluted net (loss) per share	—	—	—

Weighted average number of common shares outstanding	5,000,000	5,000,000

	As of	As of
	December 31, 2008	December 31, 2007
	(Audited)	(Audited)
Balance Sheets Data:

Cash and cash equivalents	$470	$—
Working capital deficit	(14,858)	(4,880)
Total assets	—	—
Total current liabilities	15,328	4,880
Total liabilities	15,328	4,880
Total shareholders’ deficiency	(14,858)	(4,880)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2008 and December 31, 2007 and from July 17, 2006, our inception, to December 31, 2008, together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Exchange Act., which we consider to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We have generated no cash flow. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months. We neither generate any cash revenue nor cash flow. In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Results of Operations

We are a development stage company and have incurred losses of $41,165 as of December 31, 2008, which are due to ongoing general and administrative expenses and not having generated any revenues.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2008:

Cash and cash equivalents	$470
Working capital deficit	(14,858)
Total assets	-
Total liabilities	15,328
Total shareholders’ deficiency	(14,858)

During the period July 17, 2006 (inception) through December 31, 2008, we had a working capital deficit of $14,858. The reason for the deficit was spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities as of December 31, 2008. Operating expenditures during the period covered by this report include general and administrative costs. The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s preparation and filing of its Registration Statement on Form 10-SB and period reports with the SEC.

Cash Flows from Investing Activities

We did not make any investments as of December 31, 2008.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans. Net cash provided by financing activities for the period from July 17, 2006, our inception, through December 31, 2008 was $19,974. The cash flows from financing activities was due to the initial investment in us in the amount of $5,000 and proceeds from shareholder loans in the amount of $14,504.

Going Concern

Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this report. The Company commenced operations on July 17, 2006, and has realized no revenues and operated at a loss since inception. As at December 31, 2008, the Company has working capital deficit of $(14,858) and an accumulated deficit of $(41,165). Existing cash resources are currently not expected to provide sufficient funds through the upcoming year. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities. To date, we have operated at a loss and remained in business through the issuance of our equity securities and loans. There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Material Commitments

There were no material commitments for the period from July 17, 2006, our inception, through December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue when:

•	Persuasive evidence of an arrangement exists;
•	Shipment has occurred;
•	Price is fixed or determinable; and
•	Collectibility is reasonably assured.

For the period from July 17, 2006 (inception) through December 31, 2008, we recognized revenues of $0.

Earnings (Loss) Per Share

We compute earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period from July 17, 2006 (inception) through December 31, 2008.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from July 17, 2006 (inception) through December 31, 2008.

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

Share Based Payments

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees or independent contractors are required to provide services. Share-based compensation arrangements include stock options and warrants, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.

Effective July 17, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two new statements: (a.) SFAS No. 141 (revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Anasazi Capital Corp.

18101 Von Karman Ave., Suite 330

Irvine, CA 92612

We have audited the accompanying balance sheet of Anasazi Capital Corp. (a development stage enterprise) (the “Company”) as of December 31, 2008 and 2007, and related statements of operations, shareholders’ deficit, and cash flows for the years then ended, and for the period July 17, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anasazi Capital Corp. (a Florida corporation) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period July 17, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (July 17, 2006) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC

Schaumburg, Illinois

August 27, 2009

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Audited)

ASSETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS:
Cash & equivalents	$470	$—

Total Assets	$470	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$14,858	$4,880
Loan from shareholder	470	—

Total Liabilities	15,328	4,880

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding)	—	—
Paid-in capital	26,307	11,803
Deficit accumulated during the development stage	(41,165)	(16,683)
	$(14,858)	$(4,880)

Total Liabilities and Shareholders' Deficiency	$470	$—

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Audited)

			Cumulative from
			July 17, 2006
	For the year	For the year	(Inception)
	ended	through	through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue:	$—	$—	$—

Expenses:
General & Administrative	24,482	10,562	41,165

Net (loss)	$(24,482)	$(10,562)	$(41,165)

Basic and diluted net loss per share	$—	$—	$—

Weighted average number of shares used in calculating basic and diluted net loss per share	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Audited)

			Cumulative from
			July 17, 2006
	For the year	For the year	(Inception)
	ended	through	through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,482)	$(10,562)	$(41,165)
Increase (decrease) in accounts payable	9,978	5,562	21,661

Net cash used in operating activities	(14,504)	(5,000)	(19,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	14,974		14,974
Proceeds from issuance of common stock	—	—	5,000

Net cash provided by financing activities	14,974	—	19,974

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	470	(5,000)	470

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	5,000	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$470	$—	$470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Common stock warrants as payment for accounts payable	$—	$6,803	$6,803
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT

FOR THE PERIOD JUNE 17, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

(Audited)

	Number of		Additional
	Common	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at June 17, 2006 (Inception), Founder's Shares issued for cash (5,000,000 shares at $.001/share)	5,000,000	$—	$5,000	—	$5,000

Net Loss for the period	—	—	—	(6,121)	(6,121)

Balance at December 31, 2006	5,000,000	$—	$5,000	$(6,121)	$(1,121)

Common stock warrants issued for debt	—	—	6,803	—	6,803

Net Loss for the period	—	—	—	(10,562)	(10,562)

Balance at December 31, 2007	5,000,000	$—	$11,803	$(16,683)	$(4,880)

Capital from debt forgiveness	—	—	14,504	—	14,504
Net Loss for the period	—	—	—	(24,482)	(24,482)

Balance at December 31, 2008	5,000,000	$—	$26,307	$(41,165)	$(14,858)

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2008, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to Securities and Exchange Commission filing and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from shareholders. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 – ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133 (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

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

During 2008, the Company’s sole shareholder made several loans to the Company to fund its operations; and in December, 2008, these loans were forgiven. As of December 31, 2008, the total balance of these loans was $14,504 and was recorded as additional paid-in capital.

NOTE – 4 INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$41,165

Deferred tax asset	13,996
Valuation allowance	(13,996)

Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $41,165 at December 31, 2008. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2008 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2008 and 2007 and for the period since inception is as follows:

	2008	2007	Cumulative since inception
Tax expense (benefit) at statutory rate (34%)	$(8,324)	$(3,591)	$(13,996)
Non-deductible expenses	—	—	—
Increase in valuation allowance	8,324	3,591	13,996

Income tax expense (benefit)	$—	$—	$—

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management of is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2008, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Paul Garcia

Chief Executive Officer, President and Treasurer

Item 9B. Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2008, but not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and his age as of June 1, 2009 is as follows:

Name	Age	Principal Positions With Us
Paul Garcia	46	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

The following describes the business experience of Paul Garcia, including his other directorships held in reporting companies, if any:

Paul Garcia is our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, which positions he has held since June 2008. Since June 2008, Mr. Garcia has served as chairman of the board, chief executive officer, president, secretary and treasurer of Sadhana Equity Investment, Inc., a public reporting “shell” company. For more than the past five years, Mr. Garcia has been the managing member of Acer Capital Group, LLC, serving as a business consultant to small public companies and private companies.

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

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our sole director qualifies as an “audit committee financial expert”, as defined in Item 407 of Regulation S-K.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2008, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers. Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company. Our Board of Directors intends to consider adopting such a code in the future.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11. Executive Compensation.

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

Summary Compensation Table

There was no compensation paid to any named executive officers during the period from July 17, 2006 (inception) through December 31, 2008.

Potential Employment Agreement and Benefits

We do not intend to enter into an employment agreement with Paul Garcia, our sole executive officer, or provide any compensation or benefits to him.

Potential Payments Upon Termination or Change in Control

Since our inception, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2008

We have not granted any plan-based awards to our named executive officers, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2008, our fiscal year-end.

Option Exercises and Stock Vested in 2008

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2008.  Our named executive officers do not have any stock options or unvested shares of stock of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 1, 2009, for:

• each person or group known to us to beneficially own 5% or more of our common stock;

• each of our directors and director nominees;

• each of our named executive officers; and

• all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 18101 Von Karman Ave., Suite 330, Irvine, California 92612.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 1, 2009, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)

U.S.A. Capital Management Group, Inc.(2)(3)	5,262,800	100%

All directors and executive officers as a group(2)(3)	5,262,800	100%

_______________

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

(2)

Paul Garcia, our President, Secretary, Treasurer and sole director, maintains voting and investment control of the shares held by U.S.A. Capital Management Group, Inc. As a result, Paul Garcia is deemed to beneficially own all of the shares of Common Stock held by U.S.A. Capital Management Group, Inc.

(3)

Includes warrants to purchase 262,800 shares of common stock of the Company issued to Law Offices of Michael H. Hoffman, P.A. on August 14, 2007. Michael H. Hoffman, its president and owner, owns one-third of the outstanding shares of common stock of U.S.A. Capital Management Group, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $6,803 pursuant to a Warrant Agreement. Michael H. Hoffman, its president and owner, owns one-third of the shares of common stock of U.S.A. Capital Management Group, Inc. These warrants have certain rights identified in the Warrant Agreement, including an exercise price of $.01 per share, a term of five years, a cashless exercise feature, if the strike price of the warrant it exercises is lower than the public market price of a share of the Company’s common stock, a put feature requiring the Company to purchase the warrants if the shares underlying the warrants are not listed for quotation on a recognized national securities exchange, the Nasdaq National Market (or a similar national quotation system), the over-the-counter electronic bulletin board or the Pink Sheets (each a “Public Market”), and the warrants have anti-dilution protection, such that the holder shall continue to have the same percentage of ownership and the same percentage of voting rights of the class of the Company’s common stock regardless whether the Company or its successors or its assigns may thereafter increase or decrease the authorized number of shares of the Company’s common stock or increase or decrease the number of shares issued and outstanding. The anti-dilution rights will continue in effect until two years from the date that all shares of the Company’s common stock then purchasable under the warrant are registered under the Securities Act of 1933, as amended. The non-dilution rights will not attach to any shares sold in open market transactions. The warrants have no market at the present time, because they are not exercisable until the Company’s shares of common stock are listed on a Public Market.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

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

Our sole officer and director, who is also deemed to beneficially own all of the shares of Common Stock held by U.S.A. Capital Management Group, Inc. may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a Business Combination. See “Description of Business – Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”. It is more likely than not that any sale of securities by our U.S.A. Capital Management Group, Inc. to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Business - Shell Corporation” and “- Selection of a Target Business and Structuring of a Business Combination”.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Anasazi Capital Corp., 18101 Von Karman Ave., Suite 330, Irvine, California 92612.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the year ended December 31, 2008:

2008

Audit Fees	$2,000
Audit-Related Fees (1)	2,250
Tax Fees	—
All Other Fees	—
Total Audit and Audit-Related Fees	$4,250

_________

(1)	Audit-related fees incurred during 2008 include billings for services related to the Form 10-Qs for the quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

Item 15. Exhibits.

(a)  Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Stock Purchase Agreement among Anasazi Capital Corp., U.S.A. Capital Management Group, Inc. and Ruiz Family Holdings dated December 14, 2007**
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Paul Garcia (filed herewith)
32.1	906 Certification – Paul Garcia (filed herewith)

__________

*	Previously filed with the SEC as exhibits on the registrant’s Form 10-SB General Form for Registration of Securities on August 28, 2006
**	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on December 14, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of September, 2009.

ANASAZI CAPITAL CORP.

By:	/s/ Paul Garcia

Paul Garcia

President, Secretary and Treasurer

Anasazi Capital Corp.

Index to Exhibits

Exhibit 23.1	Consent of Lake & Associates, CPA’s LLC

Exhibit 31.1	302 Certification – Paul Garcia

Exhibit 32.1	906 Certification – Paul Garcia