Form 10-Q
period 2009-03-31
ANASAZI CAPITAL CORP
filed 2009-09-04
CIK 1373797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52202

____________________________

ANASAZI CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Florida	20-5223382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18101 Von Karman Ave. Ste. 330 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$470	$—

Total Assets	$470	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$15,108	$14,858
Loan from shareholder	470	470

Total Liabilities	15,578	15,328

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding)	—	—
Additional paid-in capital	26,307	26,307
Deficit accumulated during the development stage	(41,415)	(41,165)
	$(15,108)	$(14,858)

Total Liabilities and Shareholders' Deficiency	$470	$470

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
			July 17, 2006
	For the three	For the three	(Inception)
	months ended	months ended	through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue:	$—	$—	$—

Expenses:
General & Administrative	250	1,182	41,415

Net (loss)	$(250)	$(1,182)	$(41,415)

Basic and diluted net loss per share	$—	$—	$—

Weighted average number of shares used in calculating basic and diluted net loss per share	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the	Cumulative from
	three	three	July 17, 2006
	months	months	(Inception)
	ended	ended	through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(250)	$(1,182)	$(41,415)
Increase (decrease) in accounts payable	250	—	21,911

Net cash used in operating activities	—	(1,182)	(19,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	—	—	14,974
Proceeds from issuance of common stock	—	—	5,000

Net cash provided by financing activities	—	—	19,974

NET INCREASE IN CASH & CASH EQUIVALENTS	—	5,000	470

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	5,000	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$—	$470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements for the period June 17, 2006 (Inception) through December 31, 2008 were filed on September 3, 2009 in the Form 10-K for 2008 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 and for the period ended June 17, 2006 (Inception) through March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Note 2 – Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on July 17, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 31, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Form 10-K for the fiscal year ended December 31, 2008 filed on September 3, 2009 with the Securities and Exchange Commission and are hereby referenced.

The statements in this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other Securities and Exchange Commission reports and filings. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $19,504 from inception of June 17, 2006 to March 31, 2009 and has an accumulated deficit of $41,415 through March 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established any source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital or loans to fund operating losses until we become profitable. If we are unable to obtain adequate capital or loans, we could be forced to cease operations. There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the Securities and Exchange Commission on September 3, 2009. Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company’s operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on June 17, 2006. We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. Since our inception, we had not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission and identification of businesses.

Summary of Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Quarter Ended March 31, 2009 Compared to March 31, 2008

Revenues. The Company’s revenues for the three months ended March 31, 2009 were $0. The Company’s revenues for the three months ended March 31, 2008 were $0. No revenues occurred during these periods, because no there were no sales.

Cost of Revenues. The Company’s cost of revenues for the three months ended March 31, 2009 were $0. The Company’s cost of revenues for the three months ended March 31, 2008 were $0. There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended March 31, 2009 was $0. The Company’s gross profit/loss for the three months ended March 31, 2008 was $0. No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2009 were $250 compared to $1,182 for the three months ended March 31, 2008. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the three months ended March 31, 2009 was $250 as compared to $1,182 for the three months ended March 31, 2008. The net loss for the three months ended March 31, 2009 and March 31, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.

As of three months ended March 31, 2009, we had an accumulated deficit of $41,415.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2009, total current assets were $470 consisting of cash. As of December 31, 2008, total current assets were $470 consisting of cash.

As of March 31, 2009, total current liabilities were $15,578, which consisted of accounts payable in the amount of $15,108 and a shareholder loan in the amount of $470. As of December 31, 2008, total current liabilities were $4,880, which consisted of solely of accounts payable. We had negative net working capital of $(15,108) as of March 31, 2009, compared to negative net working capital of $(4,880) as of December 31, 2008.

During the three months ended March 31, 2009, operating activities used cash of $0. During the three months ended March 31, 2008, operating activities used cash of $1,182. The cash used by operating activities was due primarily to general and administrative expenses.

Intangible Assets

There were no intangible assets during the three month periods ended March 31, 2009 and from the period June 17, 2006 (inception) through March 31, 2009.

Material Commitments

There were no material commitments during the three month period ended March 31, 2009 and from the period June 16, 2008 (inception) through March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2009.

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

ANASAZI CAPITAL CORP.

DATE: September 2, 2009	By:	/s/ Paul Garcia

Paul Garcia

President, Secretary and Treasurer

(Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Paul Garcia

Exhibit 32.1	906 Certification – Paul Garcia