Form 10-Q
period 2009-06-30
ANASAZI CAPITAL CORP
filed 2009-09-04
CIK 1373797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash & equivalents	$—	$470

Total Assets	$—	$470

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$15,358	$14,858
Loan from shareholder	—	470

Total Liabilities	15,358	15,328

SHAREHOLDERS’ DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding)	—	—
Additional paid-in capital	26,307	26,307
Deficit accumulated during the development stage	(41,665)	(41,165)
	$(15,358)	$(14,858)

Total Liabilities and Shareholders’ Deficiency	$—	$470

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
					July 17, 2006
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue:	$—	$—	$—	$—	$—

Expenses:
General and Administrative	250	19,770	500	20,951	41,665

Net (loss)	$(250)	$(19,770)	$(500)	$(20,951)	$(41,665)

Basic and diluted net loss per share	$—	$—	$—	$—	$—

Weighted average number of shares used in calculating basic and diluted net loss per share	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative from
			July 17, 2006
	For the six	For the six	(Inception)
	months ended	months ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(500)	$(1,182)	$(41,665)
Increase (decrease) in accounts payable	500	—	22,161

Net cash used in operating activities	—	(1,182)	(19,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	470	—	14,974
Repayment of loan from shareholder	(470)	—	(470)
Proceeds from issuance of common stock	—	—	5,000

Net cash provided by financing activities	—	—	19,504

NET INCREASE IN CASH & CASH EQUIVALENTS	—	—	—

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	5,000	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$5,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

Note 2 – Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 17, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At June 30, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $19,974 from inception of June 17, 2006 to June 30, 2009 and has an accumulated deficit of $41,665 through June 30, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Six Months Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the six months ended June 30, 2009 were $0. The Company’s revenues for the six months ended June 30, 2008 were $0. No revenues occurred during these periods, because no there were no sales.

Cost of Revenues. The Company’s cost of revenues for the six months ended June 30, 2009 were $0. The Company’s cost of revenues for the six months ended June 30, 2008 were $0.There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2009 was $0. The Company’s gross profit/loss for the six months ended June 30, 2008 was $0. No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $500 compared to $20,951 for the six months ended June 30, 2008. General and administrative expenses consisted primarily of professional service fees. This increase was due to an increase in legal fees during the period.

Net Loss. Net loss for the six months ended June 30, 2009 was $500 compared to $20,951 for the six months ended June 30, 2008. The net loss for the six months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated. This increase was due to an increase in legal fees during the period.

As of six months ended June 30, 2009, we had an accumulated deficit of $41,664.

Results for the Quarter Ended June 30, 2009 Compared to June 30, 2008

Revenues. The Company’s revenues for the three months ended June 30, 2009 were $0. The Company’s revenues for the three months ended June 30, 2008 were $0. No revenues occurred during these periods, because no there were no sales.

Cost of Revenues. The Company’s cost of revenues for the three months ended June 30, 2009 were $0. The Company’s cost of revenues for the three months ended June 30, 2008 were $0. There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2009 was $0. The Company’s gross profit/loss for the three months ended June 30, 2008 was $0. No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $250 compared to $19,770 for the three months ended June 30, 2008. General and administrative expenses consisted primarily of professional service fees. This increase was due to an increase in legal fees during the period.

Net Loss. Net loss for the three months ended June 30, 2009 was $250 as compared to $19,770 for the three months ended June 30, 2008. The net loss for the three months ended June 30, 2009 and June 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated. This increase was due to an increase in legal fees during the period.

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

As of June 30, 2009, total current assets were $0. As of December 31, 2008, total current assets were $470 consisting of cash.

As of June 30, 2009, total current liabilities were $15,358, which consisted of solely of accounts payable. As of December 31, 2008, total current liabilities were $15,328, which consisted of accounts payable in the amount of $14,858 and a shareholder loan in the amount of $470. We had negative net working capital of $15,358 as of June 30, 2009, compared to negative net working capital of $14,858 as of December 31, 2008.

During the six months ended June 30, 2009, operating activities used cash of $470 for repayment of loan to shareholder. During the six months ended June 30, 2008, operating activities used cash of $1,182, which was used by operating activities was due primarily to general and administrative expenses.

Intangible Assets

There were no intangible assets during the three and six month periods ended June 30, 2009 and from the period June 17, 2006 (inception) through June 30, 2009.

Material Commitments

There were no material commitments during the three and six month periods ended June 30, 2009 and from the period June 16, 2008 (inception) through June 30, 2009.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2009 in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2009.

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