Form 10-Q
period 2009-09-30
ANASAZI CAPITAL CORP
filed 2009-11-16
CIK 1373797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-52202

ANASAZI CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida	20-5223382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

513 Vintage Way Brandon, Florida	33511
(Address of principal executive offices)	(Zip Code)

(813) 765-1966
 (Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer           ☐                                                                          Accelerated filer                          ☐
           Non-accelerated filer             ☐                                                                       Smaller reporting company           ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common Stock, no par value per share	5,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash & equivalents	$-	$470

OTHER ASSETS:
License, net	1,252,903	-

Total Assets	$1,252,903	$470

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$3,100	$14,858
Loan from shareholder	-	470
License payable	1,256,575	-

Total Liabilities	1,259,675	15,328

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
5,000,000 issued and outstanding)	-	-
Additional paid in capital	42,164	26,307
Deficit accumulated during the development stage	(48,936)	(41,165)
	$(6,772)	$(14,858)

Total Liabilities and Shareholders' Deficiency	$1,252,903	$470

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from July 17, 2006 (Inception) through Septemer 30, 2009
	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Revenue:	$-	$-	$-	$-	$-

Expenses:
Amoritzation	3,672	-	3,672	-	-
General and Administrative	3,600	1,007	4,100	21,958	48,936

Net (loss)	$7,272	$1,007	$7,772	$21,958	$48,936

Basic and diluted net loss per share	$-	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	5,000,000	5,000,000	5,000,000	5,000,000

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)
			Cumulative from July 17, 2006 (Inception) through September 30, 2009
	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,772)	$(21,958)	$(48,936)
Repayment of loan from shareholder	(470)	-	(14,973)
Increase in amortization	3,672	-	3,672
Increase (decrease) in accounts payable	(11,758)	20,952	3,100

Net cash used in operating activities	(16,328)	(1,006)	(57,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	470	1,500	14,973
Proceeds from issuance of common stock	15,858	-	42,164

Net cash provided by financing activities	16,328	1,500	57,137

NET INCREASE IN CASH & CASH EQUIVALENTS	-	494	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$494	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NONCASH TRANSACTIONS AFFECTING OPERATING, INVESTING
AND FINANCING ACTIVITIES:
Issuance of license	$1,256,575

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the years ended December 31, 2007 and December 31, 2008 and the period June 17, 2006 (Inception) through December 31, 2008 were filed on September 2, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 and for the period ended June 17, 2006 (Inception) through September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Note 2 - Accounting Policies and Operations

Organization

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 17, 2006.  On September 14, 2009, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Global Technologies Group, Inc., the licensor, which granted an exclusive license to the Company for brownfields and redevelopment properties located in Mexico, which utilize the patented Molecular Bonding System technology, for $1,250,000 and annual royalty payments in the amount of $150,000 thereafter for a period of 15 years.  Molecular Bonding System technology is a patented soil remediation technology to convert contaminated soil into an insoluble, stable, non-hazardous metal sulfide, together with any improvement, enhancement or expansion of such long term heavy metal soil remediation process.

At November 16, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance, the License Agreement and professional fees with regard to filings with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31st.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Earnings Per Share

The Company computes earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share”  (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

On August 14, 2007, the Company issued warrants to purchase 262,800 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $6,803 pursuant to a Warrant Agreement (the “Warrant Agreement”).  On September 10, 2009, the Warrant Agreement was terminated by mutual consent of the Company and the holder and the warrants were canceled.

During fiscal years 2008 and 2009, the Company’s sole shareholder made several loans to the Company to fund its operations; and in December, 2008, these loans were forgiven.  As of December 31, 2008 and September 30, 2009, the total balance of these loans was $14,504 and $16,327, respectively, and, upon their cancellation, was recorded as additional paid-in capital.

Note 4 – License Agreement

On September 14, 2009, the Company entered into an Exclusive License Agreement with Global Technologies Group, Inc., the licensor (“Global”), which granted an exclusive license to the Company for brownfield and redevelopment properties located in the Country of Mexico, which utilize the patented Molecular Bonding System (“MBS”) technology, for $1,250,000 and annual royalty payments in the amount of $150,000 thereafter for a period of 15 years, or the expiration of the MBS patents, whichever is longer (the “Mexico License Agreement”).  MBS technology is a patented soil remediation technology to convert contaminated soil into an insoluble, stable, non-hazardous metal sulfide, together with any improvement, enhancement or expansion of such long term heavy metal soil remediation process.  The Company may not sublicense or assign any of its rights under the Mexico License Agreement without the prior written consent of Global.  Also required under the Mexico License Agreement, all MBS chemicals must be purchased exclusively from Global unless otherwise agreed to in writing by Global and should the Company, or its officers, partners or affiliates, purchase and sell or purchase and develop any brownfield or redevelopment property after remediation, Global will receive a 1% royalty of the sales price or the total development cost.  Global will provide all in-house technical expertise as required for free.  The Company will pay for all of Global’s out-of-pocket expenses associated with site visits and other travel such as air fare, hotels, meals and ground transportation.  In the event of nonpayment of the above mentioned royalties, the Company shall have 10 days to cure the default or Global may terminate the Mexico License Agreement.

The license will be amortized over 15 years using the straight line method.  The estimated amortization expense during 2009 is $24,658.

Note 5 – Subsequent Events

On October 7, 2009, the Company entered into an Exclusive License Agreement with Global, the licensor, which granted an exclusive license to the Company for brownfield and redevelopment properties located in the Country of Canada, which utilize the patented MBS technology, for $1,520,000 and annual royalty payments in the amount of $100,000 thereafter for a period of 15 years, or the expiration of the MBS patents, whichever is longer (the “Canada License Agreement”).  The Company may not sublicense or assign any of its rights under the Canada License Agreement without the prior written consent of Global.  Also required under the Canada License Agreement, all MBS chemicals must be purchased exclusively from Global unless otherwise agreed to in writing by Global and should the Company, or its officers, partners or affiliates, purchase and sell or purchase and develop any brownfield or redevelopment property after remediation, Global will receive a 1% royalty of the sales price or the total development cost.  Global will provide all in-house technical expertise as required for free.  The Company will pay for all of Global’s out-of-pocket expenses associated with site visits and other travel such as air fare, hotels, meals and ground transportation.  In the event of nonpayment of the above mentioned royalties, the Company shall have 10 days to cure the default or Global may terminate the Canada License Agreement.  The license will be amortized over 15 years using the straight line method.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed on September 2, 2009 with the Securities and Exchange Commission and are hereby referenced.

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

Overview

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 17, 2006. On September 14, 2009, the Company entered into an Exclusive License Agreement (the “License Agreement”) with Global Technologies Group, Inc., the licensor, which granted an exclusive license to the Company for brownfields and redevelopment properties located in the Country of Mexico, which utilize the patented Molecular Bonding System (“MBS”) technology, for $1,250,000 and annual royalty payments in the amount of $150,000 thereafter for a period of 15 years, or the expiration of the MBS patents, whichever is longer.  MBS technology is a patented soil remediation technology to convert contaminated soil into an insoluble, stable, non-hazardous metal sulfide, together with any improvement, enhancement or expansion of such long term heavy metal soil remediation process.  The Company may not sublicense or assign any of its rights under the License Agreement without the prior written consent of Global.  Also required under the License Agreement, all MBS chemicals must be purchased exclusively from Global unless otherwise agreed to in writing by Global and should the Company, or its officers, partners or affiliates, purchase and sell or purchase and develop any brownfield or redevelopment property after remediation, Global will receive a 1% royalty of the sales price or the total development cost.  Global will provide all in-house technical expertise as required for free.  The Company will pay for all of Global’s out-of-pocket expenses associated with site visits and other travel such as air fare, hotels, meals and ground transportation.  In the event of nonpayment of the above mentioned royalties, the Company shall have 10 days to cure the default or Global may terminate the License Agreement.

To date, we have neither engaged in any operations nor generated any revenue.  We have not generated any cash flows from operations.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the commencing operations or the amount of our capital that will be further depleted by operating losses, if any, and, ultimately, whether we will engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months, as we do not have any cash.  From inception, our shareholders have committed to make loans to us on an as needed basis.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

Prior to commencing operations, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our expenses.  It is also possible that we might not commence operations during the next 12 months, if at all.  In the event we are unable to pay our expenses as they come due, we may cease operations and/or seek to enter into a business combination with a target company.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $57,137 from inception of June 17, 2006 to September 30, 2009 and has an accumulated deficit of $48,936 through September 30, 2009.  This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the Securities and Exchange Commission on September 2, 2009.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Plan of Operation

The Company was incorporated in Florida on June 17, 2006.  We intend to provide services to brownfields and redevelopment properties located in the Country of Mexico, which utilize the patented Molecular Bonding System (“MBS”)  technology, which has been licensed to us by Global.  Since our inception, we have not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, MBS license issuance and professional fees with regard to the subject matter of the filings with the Securities and Exchange Commission.

Summary of  Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Nine Months Ended September 30, 2009 Compared to September 30, 2008

Revenues.  The Company’s revenues for the nine months ended September 30, 2009 were $0.  The Company’s revenues for the nine months ended September 30, 2008 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the nine months ended September 30, 2009 were $0.  The Company’s cost of revenues for the nine months ended September 30, 2008 were $0.There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the nine months ended September 30, 2009 was $0.  The Company’s gross profit/loss for the nine months ended September 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $7,772 compared to $21,958 for the nine months ended September 30, 2008.  General and administrative expenses consisted of amortization of $3,672 and professional service fees of $4,100 for the nine months ended September 30, 2009.  General and administrative expenses consisted primarily of professional service fees for the nine months ended September 30, 2008.  This decrease was due to a decrease in legal fee expenditures during the period.

Net Loss. Net loss for the nine months ended September 30, 2009 was $7,772 compared to $21,958 for the nine months ended September 30, 2008.  The net loss for the nine months ended September 30, 2009 and September 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated. This decrease was due to a decrease in legal fee expenditures during the period.

As of nine months ended September 30, 2009, we had an accumulated deficit of $48,936.

Results for the Quarter Ended September 30, 2009 Compared to September 30, 2008

Revenues. The Company’s revenues for the three months ended September 30, 2009 were $0.  The Company’s revenues for the three months ended September 30, 2008 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended September 30, 2009 were $0.  The Company’s cost of revenues for the three months ended September 30, 2008 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended September 30, 2009 was $0.  The Company’s gross profit/loss for the three months ended September 30, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $7,272 compared to $1,007 for the three months ended September 30, 2008.  General and administrative expenses consisted primarily of professional service fees.   This increase was due to an increase in legal and auditing fees during the period relating to the filing of the Company’s 2008 Form 10-K and Form 10-Qs for the periods ended March 31, 2009 and June 30, 2009 during the quarter ended September 30, 2009.

Net Loss.  Net loss for the three months ended September 30, 2009 was $7,272 as compared to $1,007 for the three months ended September 30, 2008.  The net loss for the three months ended September 30, 2009 and September 30, 2008 was primarily related to general and administrative expenses and no revenues for the periods indicated.   The increase was due to an increase in legal and auditing fees during the period relating to the filing of the Company’s 2008 Form 10-K and Form 10-Qs for the periods ended March 31, 2009 and June 30, 2009 during the quarter ended September 30, 2009.

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

As of September 30, 2009, total current assets were $0.   As of December 31, 2008, total current assets were $470 consisting of cash.

As of September 30, 2009, total other assets were $1,252,903 relating to the MBS license from Global, which was granted during the period.

As of September 30, 2009, total current liabilities were $1,259,675, which consisted of accounts payable in the amount of $3,100 and a license fee payable in the amount of $1,256,575.  As of December 31, 2008, total current liabilities were $15,328, which consisted of accounts payable in the amount of $14,858 and a shareholder loan in the amount of $470.  We had negative net working capital of $1,259,675 as of September 30, 2009, compared to negative net working capital of $14,858 as of December 31, 2008.

During the nine months ended September 30, 2009, operating activities used cash of $470 for repayment of loan to shareholder and $15,858 was related to cancellation of debt to a related party, which was recorded as additional paid in capital.  During the nine months ended September 30, 2008, operating activities used cash of $1,182, which was used by operating activities was due primarily to general and administrative expenses.

Intangible Assets

There were intangible assets in the amount of $1,252,903 during the three and nine month periods ended September 30, 2009 and from the period June 17, 2006 (inception) through September 30, 2009 relating to the MBS license from Global.

Material Commitments

There were no material commitments during the three and nine month periods ended September 30, 2009 and from the period June 16, 2008 (inception) through September 30, 2009.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, -excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.   As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of September 30, 2009.

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

/s/ Joel Edelson
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 5.  Other Information

On October 7, 2009, the Company entered into an Exclusive License Agreement with Global Technologies Group, Inc., the licensor (“Global”), which granted an exclusive license to the Company for brownfield and redevelopment properties located in the Country of Canada, which utilize the patented MBS technology, for $1,520,000 and annual royalty payments in the amount of $100,000 thereafter for a period of 15 years, or the expiration of the MBS patents, whichever is longer (the “Canada License Agreement”).  The Company may not sublicense or assign any of its rights under the Canada License Agreement without the prior written consent of Global.  Also required under the Canada License Agreement, all MBS chemicals must be purchased exclusively from Global unless otherwise agreed to in writing by Global and should the Company, or its officers, partners or affiliates, purchase and sell or purchase and develop any brownfield or redevelopment property after remediation, Global will receive a 1% royalty of the sales price or the total development cost.  Global will provide all in-house technical expertise as required for free.  The Company will pay for all of Global’s out-of-pocket expenses associated with site visits and other travel such as air fare, hotels, meals and ground transportation.  In the event of nonpayment of the above mentioned royalties, the Company shall have 10 days to cure the default or Global may terminate the Canada License Agreement.

A copy of the Canada License Agreement is set forth Exhibit 10.1 attached hereto and incorporated by this reference.  The Company intend to market exclusively to third parties owning property in Canada, including cities, towns, states and the federal government of Canada.

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 10.1      Exclusive License Agreement dated as of October 7, 2009 between Global Technologies Group, Inc., licensor, and Anasazi Capital Corp., as licensee
Exhibit 31.1      302 Certification – Joel Edelson
Exhibit 32.1      906 Certification – Joel Edelson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANASAZI CAPITAL CORP.

DATE:  November 16, 2009                                                                By:  /s/ Joel Edelson
Joel Edelson
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Anasazi Capital Corp.

Index to Exhibits

Exhibit Number     Description

Exhibit 10.1      Exclusive License Agreement dated as of October 7, 2009 between Global Technologies Group, Inc., licensor, and Anasazi Capital Corp., as licensee
Exhibit 31.1      302 Certification – Joel Edelson
Exhibit 32.1      906 Certification – Joel Edelson