Form 10-K
period 2009-12-31
ANASAZI CAPITAL CORP
filed 2010-04-15
CIK 1373797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number:  0-52202

Anasazi Capital Corp.
(Exact name of registrant as specified in its charter)

Florida	20-5223382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

513 Vintage Way
Brandon, Florida  33511
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (813) 765-1966

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on April 15, 2010.  On April 15, 2010, there were 20,000,000 shares of the registrant’s Common Stock issued and outstanding and held by one (1) shareholder deemed to be an affiliate of the registrant within the meaning of Rule 12b-2 under the Exchange Act.

Anasazi Capital Corp.

FORM 10-K

For The Fiscal Year Ended December 31, 2009

 Explanatory Notes

In this Annual Report on Form 10-K, Anasazi Capital Corp. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1.  Business.

Our Company

Anasazi Capital Corp., a Florida corporation (the Company, which may be referred to as we, us, or our), is a development stage company, which was incorporated in Florida on July 17, 2006.  We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no full-time employees and have one (1) part-time employee, Joel H. Edelson, our sole officer and director.  Effective on November 20, 2009, the Company affected a four-for-one forward split of its outstanding common stock.

Our principal executive office is located at 513 Vintage Way, Brandon, Florida  33511.  Our telephone number is (813) 765-1966.

Technology Acquisition

On September 14, 2009, we entered into an exclusive sublicense with Global Technologies Group, Inc. (“Global”) for the patented Molecular Bonding System technology (“MBS”) for environmental waste remediation technology for contaminated properties in Mexico.  (Patent Numbers: 5,898,093 and 5,877,393).  In October 7, 2009, the Company entered into another exclusive sublicense with Global for MBS technology for environmental waste remediation technology for contaminated properties in Canada.  Global has an exclusive license for using the MBS technology for environmental waste remediation technology for contaminated properties in North America, Central America, South America and Russia.

In consideration for the rights granted under these exclusive sublicenses, the Company plans to issue 2.1 million shares of its common stock to Global, for initial license fees owed by the Company thereunder in the amount of $2.1 million.  There is an additional remaining amount of $675,000 for the initial license fees under these exclusive sublicenses (assuming the 2.1 million shares of its common stock are purchased by Global).  The annual license fees for the Mexico and Canada licenses are $150,000 and $100,000, respectively, and have been prorated during 2009.  The license fees are payable semi-annually.

Proposed Business

The Company seeks to provide long-term permanent solutions to heavy metal waste problems. The MBS technology successfully treats all Resource Conservation & Recovery Act and Universal Treatment Standards metals such as:  arsenic, cadmium, chromium, lead, mercury, etc., and treats multiple metals concurrently. The ability to treat difficult waste streams along with being able to treat multiple metals with different solubility points successfully separates the MBS technology from any other existing technology. The types of applications include soils, sludges, ashes, bag house dusts and barrel wastes. The MBS technology provides superior efficacy and has significant cost advantages over both hazardous waste landfill and alternative remedial technology options.

Going Concern

As of December 31, 2009, we had an accumulated deficit of $(2,906,221).  Our auditors have raised substantial doubt as to our ability to continue as a going concern, as expressed in its opinion on our financial statements included in this prospectus.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities.  There can be no assurance that we will operate at a profit or such additional financing will be available, or if available, can be obtained on satisfactory terms.

Our MBS Technology

We have licensed the patented innovative and cost-effective process, named “Molecular Bonding System” (“MBS”) for the remediation of soils and industrial wastes that are contaminated by hazardous metals. Since 1997, MBS has been accorded the status of a Superfund Innovative Technology, capable of remediating hazardous metals in soils, ash, slag, sludge and smelter waste, having successfully met the stringent testing criteria of the United States Environmental Protection Agency's (“EPA”) Superfund Innovative Technology Evaluation Program.  The MBS process has been proven in completed contracts performed by Solucorp Industries, Ltd., its developer, in Connecticut, Massachusetts, Minnesota, Missouri, New Jersey, New York, Tennessee, West Virginia and Rhode Island in the USA, and Winnipeg in Canada and Ravenna, Italy while successful pilot demonstrations have been completed for numerous potential clients in the USA, Canada, the United Kingdom and Poland. The MBS process results in an immediate chemical reaction which works on an ion to molecule exchange, effectively converting hazardous leaching ions into new, non-leaching molecules. The process can be utilized on-site, negating any need for removing soil to an off-site treatment facility, and has been successfully modified for “in-line” application at production facilities to treat industrial waste as it is produced.

The MBS process is an innovative and cost effective hazardous heavy metal remediation process. It was designed to protect clients from the threat of future liability claims, and offer a permanent solution to stabilizing heavy metals. The MBS process stabilizes heavy metals in soils, sludges, ashes and bag house dust by chemically rendering leachable metal ions inert by bonding them to non-leachable molecules. The MBS process utilizes a powder added to excavated soil or sludge in a pug mill operation. It also can be applied in-situ (directly to contaminated soil) which eliminates the costly excavation and processing associated with soil removal from the ground prior to treatment. This process stabilizes all toxic characteristic metals identified in the United States Resource Conservation Recovery Act (“RCRA”), and can treat multiple metals concurrently. The MBS process has proven, through long term stability testing (Multiple Extraction Procedure), to not leach for more than 1,000 years and has been proven under all recognized U.S. regulatory protocols (TCLP, SPLP, SWEP, and CAL WET) to not only meet, but to exceed minimum standards.  The MBS process maintains the pH levels in the media within a range where the insolubility of the heavy-metal sulfides is assured.  The process also provides buffer capacity to ensure that the pH is not significantly altered by the addition of acids or caustics to the media. In the MBS process, waste is crushed and screened, reducing particles to a one-inch diameter for maximum contact with a proprietary reagent mixture. The powdered reagent, created for site-specific conditions, is mixed with waste in a closed hopper pug mill. After water is added to the mixture to catalyze the reaction and aid in mixing, the treated substance goes to a stockpile. Vapors from the mill go through a regenerable wet scrubber and a carbon absorption system. The dried soil is then tested to ensure compliance with regulatory limits. Clean soil is returned to the site or transported to a non-hazardous landfill for disposal.

We intend to have mobile remediation systems that can be brought to a site and set up in a matter of hours or days, depending upon the size of the project.  We would utilize machines capable of performing the MBS process on the particular site. The MBS process also can be installed at the end of a processing line to render hazardous waste non-hazardous at the source. A customized MBS mixing system can be installed into a manufacturing line to convert a hazardous metal waste, such as slag or bag house dust, into a non-hazardous material. Accordingly, we believe that customers with in-line manufacturing systems that produce hazardous heavy metal waste can save significant amounts of money on transportation, disposal and insurance costs, and have a safer facility by using the MBS process. The process can operate at rates up to 90 metric tons per hour depending on site conditions.  Metals amenable to the MBS process include arsenic, cadmium, chromium, copper, lead, mercury, nickel, silver and zinc. This system is also effective with mixed wastes or chemical compounds. Soils processed with MBS have successfully met toxicity characteristic leaching procedure requirements and in many cases, metals are virtually undetectable. No residuals or byproducts are generated by the MBS process.

The MBS process has been tested and accepted by the EPA SITE program as an innovative solution to the remediation of heavy metals in soils, sludges, ash and other manufacturing waste streams.

Licensing Agreements

To protect the territory of the Company's environmental remediation services utilizing the MBS process in Canada and Mexico and ensure that it is the sole and exclusive sublicensee of the MBS process in Canada and Mexico, the Company has entered into two exclusive sublicense agreements with Global, the exclusive licensee of the MBS process for North America, Central and South America and Russia..

Sources of New Materials

The MBS process requires the use of certain chemical compounds at certain concentrations. We rely on Global, as distributor, for obtaining sufficient quantities of this chemical compound which is vital to the MBS process. Global currently has arrangements with suppliers to procure an ongoing supply of a sufficient quantity of the chemical compound, the Company may, from time to time suffer shortages and possible cost increases for this material. Accordingly, our ability to perform contracts and continued sales at a profitable level could be adversely affected.  A Hong Kong chemical company is one of the suppliers of chemicals for the MBS process.  We also intend to purchase some of the other chemical compounds used in the MBS process from other suppliers.

Sales and Marketing

We intend to market and sell its services and products through our efforts and by entering into agreements and joint ventures and sublicensing arrangements. We believe that by forming relationships it will realize greater revenues by establishing company credibility, market awareness, and a definite customer base.

Competition

The MBS process competes against three primary remediation categories: (i) solidification and stabilization, (ii) vitrification, and (iii) soil washing. Each of these categories have several treatment technologies available.  Solidification and stabilization is the primary category of remediation used for heavy metals, which accounts for approximately ninety percent (90%) of the market. The MBS process compares favorably against other solidification and stabilization alternatives, with its advantages being cost, versatility and efficacy.

We believe that its MBS process has certain price and efficacy advantages over competing soil remediation technologies. However, we compete against firms that are significantly larger and have far greater capital, scientific and marketing resources than we do.

Governmental Regulation

Environmental companies and their customers are subject to extensive and evolving environmental laws and regulations by a number of national, state and local environmental, safety and health agencies.  These laws and regulations largely contribute to the demand for our services.  Although customers remain responsible by law for their environmental problems, we must also comply with the requirements of those laws applicable to our services.  We cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new environmental laws and regulations.  Moreover, any predictions regarding possible liability are further complicated by the fact that under current environmental laws we could be jointly and severally liable for certain activities of third parties over whom we have little or no control.  Although we believe that we are currently in substantial compliance with applicable laws and regulations, we could be subject to fines, penalties or other liabilities or could be adversely affected by existing or subsequently enacted laws or regulations.

Insurance

We intend to maintain insurance coverage adequate for our needs and similar to, or greater than, the coverage maintained by other companies of our size in the industry.  There can be no assurances, however, that liabilities, which we may incur will be covered by our insurance or that the dollar amount of such liabilities, which are covered will not exceed our policy limits.  Under our insurance contracts, we may accept self-insured retentions, which we believe is appropriate for our specific business risks.  We will meet or exceed the requirements imposed by regulatory authorities to carry environmental impairment liability insurance on an as needed basis for our remediation projects.

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

Conflicts of Interest

Our sole officer and director is not required to commit his full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which he is affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by him or the majority shareholders, as a condition to, or in connection, with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholder. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by our sole shareholder, whose shares are beneficially owned by our sole officer and director. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

We may participate in a Business Combination by purchasing, trading or selling the securities of such Target Business. We do not, however, intend to engage primarily in such activities.

Investment Company Act and Other Regulation

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

Employees

As of April 15, 2010, we are in the development stage and currently have no full-time employees and one (1) part-time employee, Joel H. Edelson, our sole officer and director.  We expect to use consultants, attorneys and accountants as necessary.  We are not subject to any collective bargaining agreement and management believes that its employee relations are good.

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our principal executive office is located at 513 Vintage Way, Brandon, Florida 33511.  We occupy this space rent-free.  We believe these facilities are adequate to serve our current needs.

Item 3.  Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any pending or threatened litigation whatsoever.

Item 4.  Submission of Matters to a Vote of Security Holders.

Except for the election of Joel Edelson as the Company’s sole officer and director until his successor is duly elected and qualified, there were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

 Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On April 15, 2010, there was one (1) registered holder of shares of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sole transaction by us from July 17, 2006, which is our inception, through April 15, 2010 involving sales of our securities that were not registered under the Securities Act.  The offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with this purchase. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

Founder Share Issuance

On July 17, 2006, the date of our inception, we issued 20,000,000 shares of our restricted common stock to Ruiz Family Holdings for $5,000, or $0.001 per share, as adjusted for our four-for-one forward split of our outstanding common stock, effective on November 20, 2009.  The investor represented its intention to acquire the shares for investment only and not with a view to sell the shares in connection with any distribution thereof and an appropriate restrictive legend was affixed to the share certificate.

Warrant Issuance

On August 14, 2007, we issued warrants to purchase 1,051,200 shares of its common stock to Law Offices of Michael H. Hoffman, P.A., a legal consultant to the Company, in exchange for services and reimbursement of expenses in the amount of $6,803 pursuant to a Warrant Agreement, as adjusted for our four-for-one forward split of our outstanding common stock, effective on November 20, 2009.  The investor represented its intention to acquire the shares for investment only and not with a view to sell the shares in connection with any distribution thereof, and an appropriate restrictive legend was affixed to the stock certificate represented such shares.  On September 10, 2009, the Warrant Agreement was canceled by mutual agreement of the parties, and, accordingly, the warrants relating thereto were canceled.

Item 6.  Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our financial statements for the years ended December 31, 2009 and December 31, 2008 and the period from July 17, 2006, our inception, to December 31, 2009, together with the notes to these financial statements; and (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Statements of Operations Data:	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative from July 17, 2006 (inception) to December 31, 2009
Revenue:	$—	—	—

Expenses:
General and administrative	2,865,056	24,482	2,906,221

Total expenses	2,865,056	24,482	2,906,221

Net (loss)	$(2,865,056)	(24,482)	(2,906,221)

Basic and diluted net (loss) per share	$(0.14)	—
Weighted average number of common shares outstanding	20,000,000	20,000,000

Balance Sheets Data:	As of December 31, 2009	As of December 31, 2008
Cash and cash equivalents	$260	$470
Working capital	(2,864,057)	(14,858)
Total assets	—	—
Total long-term liabilities	—	—
Total liabilities	2,864,317	15,328
Total shareholders’ (deficit)	(2,864,057)	(14,858)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with (i) our financial statements for the years ended December 31, 2009 and December 31, 2008 and for the period from July 17, 2006, our inception, through December 31, 2009, together with the notes to these financial statements; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Anasazi Capital Corp., a Florida corporation, which was incorporated in Florida on July 17, 2006, is a development stage company.  To date, we have not generated any revenues and our operations have been limited to organizational, start-up, and capital formation activities.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the commencement of generating operating revenues. The continuation of our business is dependent upon our ability to generate operating revenues and obtaining adequate financing arrangements, and, ultimately, engaging in future profitable operations.  We currently have no full-time employees and have one (1) part-time employee, Joel H. Edelson, our sole officer and director.  Effective on November 20, 2009, the Company affected a four-for-one forward split of its outstanding common stock.

Technology Acquisition

On September 14, 2009, we entered into an exclusive sublicense with Global Technologies Group, Inc. (“Global”) for the patented Molecular Bonding System technology (“MBS”) for environmental waste remediation technology for contaminated properties in Mexico.  (Patent Numbers: 5,898,093 and 5,877,393).  In October 7, 2009, the Company entered into another exclusive sublicense with Global for MBS technology for environmental waste remediation technology for contaminated properties in Canada.  Global has an exclusive license for using the MBS technology for environmental waste remediation technology for contaminated properties in North America, Central America, South America and Russia.

In consideration for the rights granted under these exclusive sublicenses, the Company plans to issue 2.1 million shares of its common stock to Global, for initial license fees owed by the Company thereunder in the amount of $2.1 million.  There is an additional remaining amount of $675,000 for the initial license fees under these exclusive sublicenses (assuming the 2.1 million shares of its common stock are purchased by Global).  The annual license fees for the Mexico and Canada licenses are $150,000 and $100,000, respectively, and have been prorated during 2009.  The license fees are payable semi-annually.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash in operating activities of $44,146 from inception of July 17, 2006 to December 31, 2009 and has an accumulated deficit of $(2,906,221) through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established any source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us generating revenues and obtaining adequate capital or loans to fund operating losses until we become profitable.  If we are unable to generate revenues and obtain adequate capital or loans, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

Results of Operations

We are a development stage company and have incurred losses for the period from July 17, 2006, our inception, through December 31, 2009 in the amount of $(2,906,221), which are due to ongoing general and administrative expenses and not having generated any revenues since our inception.

Results for the Years Ended December 31, 2009 and December 31, 2008

Revenues. The Company’s revenues for the years ended December 31, 2009 and December 31, 2008 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of revenues.  The Company’s cost of revenues for the years ended December 31, 2009 and December 31, 2008 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross profit/loss. The Company’s gross profit/loss for the years ended December 31, 2009 and December 31, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $22,385 as compared to $24,482 for the year ended December 31, 2008.  General and administrative expenses consist primarily of professional service fees paid to our law firm, accounting firm and financial printer handling our SEC filings.

Net loss. Net loss for the year ended December 31, 2009 was $(2,865,056) as compared to $(24,482) for the year ended December 31, 2008.  The net loss in 2009 was due to the 100 percent impairment of the Mexico and Canada sublicenses with Global Technologies Group, Inc. during the fourth quarter of 2009 and license amortization.  The remaining portion of the loss in 2009 was due to the expenses associated with being a reporting company under the Exchange Act.  The net loss in 2008 was due to the expenses associated with being a reporting company under the Exchange Act and generating no revenues.  We have not generated any revenues since our inception.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations.  We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2009:

Cash and cash equivalents	$260
Working capital	(2,864,577)
Total assets	-
Total liabilities	2,864,317
Total shareholders’ deficiency	(2,864,057)

During the period July 17, 2006, our inception, through December 31, 2009, we had an accumulated deficit of ($2,906,221), which was due to spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception on July 5, 2006.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s SEC filings and associated costs of being a public company.  We have used cash in operating activities in the amount of $44,146 for the period the period July 17, 2006, our inception, through December 31, 2009.

Cash Flows from Investing Activities

We have not made any investments for the period July 17, 2006, our inception, through December 31, 2009.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the year ended December 31, 2009 was $24,432, as compared to $14,974 for the year ended December 31, 2008.  We received shareholder loan proceeds in the amount of $15,857 and $14,504, which were forgiven during the fiscal years ended December 31, 2009 and 2008, respectively, and recorded as additional paid-in capital upon the cancellation.  As of December 31, 2009, the amount of shareholder loan was $9,045, and no interest was being accrued thereon.

Intangible Assets

As of December 31, 2009, we had net intangible assets of $0 due to the Canada and Mexico license agreements entered between Global Technologies Group, Inc. and us.  We evaluated this long-lived intangible asset and impairment charges of $2,839,000 were recorded during the fourth quarter of 2009 because the carrying amount of the licenses may not be fully recoverable.  There were no intangible assets during the year ended December 31, 2008.

Material Commitments

There were no material commitments during the year ended December 31, 2009 and the year ended December 31, 2008.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of  Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Item 8.  Financial Statements and Supplementary Data.

LAKE & ASSOCIATES, CPA’s LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
of Anasazi Capital Corp.
513 Vintage Way
Brandon, Florida  33511

We have audited the accompanying balance sheet of Anasazi Capital Corporation (a development stage enterprise) (the “Company”) as of December 31, 2009 and 2008, and related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period July 17, 2006 (inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anasazi Capital Corporation (a Florida corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period July 17, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 10, the Company has been in the development stage since its inception (July 17, 2006) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates, CPA’s LLC

Lake & Associates, CPA’s LLC
Schaumburg, Illinois
April 15, 2010

Anasazi Capital Corp.
(A Development Stage Company)
Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
	(Audited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$260	$470
TOTAL CURRENT ASSETS	260	470

TOTAL ASSETS	$260	$470

CURRENT LIABILITIES
Accounts payable & accrued expenses	12,600	14,858
Loan from shareholder	9,045	470
License payable	2,842,672	-
TOTAL CURRENT LIABILITIES	2,864,317	15,328

TOTAL LIABILITIES	2,864,317	15,328

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.001 par value, 10,000,000 shares authorized,	-	-
none issued and outstanding as of December 31, 2009 and 2008, respectively)
Common stock ($.001 par value, 100,000,000 shares authorized, 23,200,000 and
20,000,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively)	20,000	20,000
Additional paid in capital	22,164	6,307
Retained (deficit)	(2,906,221)	(41,165)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,864,057)	(14,858)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$260	$470

The accompanying notes are an integral part of these financial statements.

Anasazi Capital Corp.
(A Development Stage Company)
Statements of Operations
For the period from July 17, 2006 (inception) thru December 31, 2009

	For the years ended December 31,		Cumulative Amount from July 17, 2006 (inception) to December 31, 2009
	2009	2008
	(Audited)	(Audited)	(Audited)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Selling, general, and administrative	22,385	24,482	63,550
Amortization	3,671	-	3,671
Impairment loss	2,839,000	-	2,839,000
TOTAL OPERATING EXPENSES	2,865,056	24,482	2,906,221

OPERATING (LOSS)	(2,865,056)	(24,482)	(2,906,221)

NET (LOSS) BEFORE TAXES	(2,865,056)	(24,482)	(2,906,221)

INCOME TAX EXPENSE	-	-	-

NET (LOSS)	(2,865,056)	(24,482)	(2,906,221)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	20,000,000	20,000,000	20,000,000

NET LOSS PER COMMON SHARE
Basic	$(0.14)	**

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Anasazi Capital Corp.
(A Development Stage Company)
Statement of Equity (Deficit)
For the period from July 17, 2006 (inception) thru December 31, 2009
(Audited)
			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at July 17, 2006 (inception), Founder's shares issued for cash (20,000,000 shares at $.001 per share)	20,000,000	$20,000	$(15,000)	$-	$5,000

Net (loss) for the period				(6,121)	(6,121)

Balance, December 31, 2006	20,000,000	$20,000	$(15,000)	$(6,121)	$(1,121)

Common stock warrants issued for debt	-	-	6,803	-	6,803

Net (loss) for the period				(10,562)	(10,562)

Balance, December 31, 2007	20,000,000	$20,000	$(8,197)	$(16,683)	$(4,880)

Capital from debt forgiveness	-	-	14,504	-	14,504

Net (loss) for the period				(24,482)	(24,482)

Balance, December 31, 2008	20,000,000	$20,000	$6,307	$(41,165)	$(14,858)

Capital from debt forgiveness	-	-	15,857	-	15,857

Net (loss) for the period				(2,865,056)	(2,865,056)

Balance, December 31, 2009	20,000,000	$20,000	$22,164	$(2,906,221)	$(2,864,057)

The accompanying notes are an integral part of these financial statements.

Anasazi Capital Corp.
(A Development Stage Company)
Statements of Cash Flows
For the period from July 17, 2006 (inception) thru December 31, 2009

	For the years ended December 31,		Cumulative Amount from July 17, 2006 (inception) to December 31, 2009
	2009	2008
	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,865,056)	$(24,482)	$(2,906,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,671	-	3,671
Impairment loss	2,839,000	-	2,839,000
Changes in operating assets and liabilities:
Accounts payable	(2,257)	9,978	19,404
NET CASH (USED IN) OPERATING ACTIVITIES	(24,642)	(14,504)	(44,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN FINANCING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	24,432	14,974	39,406
Proceeds from issuance of common stock	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,432	14,974	44,406

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(210)	470	260

CASH AND CASH EQUIVALENTS:
Beginning of period	470	-	-
End of period	$260	$470	$260

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock warrants as payment for accounts payable	$-	$-	$6,803
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE－1	BASIS OF PRESENTATION

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Anasazi Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 17, 2006.  On September 14, 2009, the Company entered into an Exclusive License Agreement (the “License Agreement I”) with Global Technologies Group, Inc., the licensor, which granted an exclusive license to the Company for brownfields and redevelopment properties located in Mexico, which utilize the patented Molecular Bonding System technology, for $1,250,000 and annual royalty payments in the amount of $150,000 thereafter for a period of 15 years.

On October 7, 2009, the Company entered into an Exclusive License Agreement (the “License Agreement II”) with Global Technologies Group, Inc., the licensor, which granted an exclusive license to the Company for brownfields and redevelopment properties located in Canada, which utilize the patented Molecular Bonding System technology, for $1,525,000 and annual royalty payments in the amount of $100,000 thereafter for a period of 15 years.

Molecular Bonding System technology is a patented soil remediation technology to convert contaminated soil into an insoluble, stable, non-hazardous metal sulfide, together with any improvement, enhancement or expansion of such long term heavy metal soil remediation process.

As of December 31, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance, the License Agreement and professional fees with regard to filings with the Securities and Exchange Commission. The Company’s fiscal year ends on December 31st.

NOTE－3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Impairment of Long-Lived Assets

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as the intangible assets of license subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and impairment charges of $2,839,000 were recorded during the 4th quarter of 2009.

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

Fair Value of Financial Instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.   As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

NOTE-4                      LICENSE AGREEMENT

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

The annual royalty payment of $150,000 is prorated for the period from September 14, 2009 (signing date) through December 31, 2009, which was $44,384 as of December 31, 2009.

The license will be amortized over 15 years using the straight line method.  The estimated amortization expense during 2009 is $24,658.

On October 7, 2009, the Company entered into an Exclusive License Agreement with Global, the licensor, which granted an exclusive license to the Company for brownfield and redevelopment properties located in the Country of Canada, which utilize the patented MBS technology, for $1,525,000 and annual royalty payments in the amount of $100,000 thereafter for a period of 15 years, or the expiration of the MBS patents, whichever is longer (the “Canada License Agreement”).  The Company may not sublicense or assign any of its rights under the Canada License Agreement without the prior written consent of Global.  Also required under the Canada License Agreement, all MBS chemicals must be purchased exclusively from Global unless otherwise agreed to in writing by Global and should the Company, or its officers, partners or affiliates, purchase and sell or purchase and develop any brownfield or redevelopment property after remediation, Global will receive a 1% royalty of the sales price or the total development cost.  Global will provide all in-house technical expertise as required for free.  The Company will pay for all of Global’s out-of-pocket expenses associated with site visits and other travel such as air fare, hotels, meals and ground transportation.  In the event of nonpayment of the above mentioned royalties, the Company shall have 10 days to cure the default or Global may terminate the Canada License Agreement.

The annual royalty payment of $100,000 is prorated for the period from October 7, 2009 (signing date) through December 31, 2009, which was $23,288 as of December 31, 2009.

The license will be amortized over 15 years using the straight line method. The estimated amortization expense during 2009 is $23,676.

NOTE – 5                      LOAN FROM SHAREHOLDER

Since its inception, the Company’s shareholder made several loans to the Company to fund its operations, of which $15,857 and $14,504 were forgiven during the fiscal years ended December 31, 2009 and 2008, respectively, and recorded as additional paid-in capital upon the cancellation.

As of December 31, 2009, the amount of shareholder loan was $9,045. No interest was accrued.

NOTE – 6                      CAPITAL STOCK

On November 19, 2009, the Company amended and restated its Articles of Incorporation and Bylaws to include an authorized capital of 10 million shares of Preferred Stock, par value $.001 per share, in addition to the 100 million shares of Common Stock, par value $.001 per share, which was previously no par value and the sole class of capital stock of the Company. Accordingly, the statement of equity numbers in the financial statements has been restated per FASB 128 paragraph 134.

Effective on November 20, 2009, the Company completed a four-for-one forward split of its outstanding common stock.  All shareholders of record of the Company as of November 20, 2009, will receive four shares of the Company’s common stock for every one share owned at the close of business on November 20, 2009. Each shareholder’s percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the forward split. Accordingly, the statement of equity and the earnings per share numbers in the financial statements have been restated per FASB 128 paragraph 134.

NOTE – 7                      CANCELLATION OF WARRANTS

On August 14, 2007, the Company issued warrants to purchase 1,051,200 shares of its common stock to a consultant to the Company, Law Offices of Michael H. Hoffman, P.A., in exchange for services and reimbursement of expenses in the amount of $6,803 pursuant to a Warrant Agreement (the “Warrant Agreement”), as adjusted for the Company’s four-for-one forward split of its outstanding common stock, effective on November 20, 2009.  On September 10, 2009, the Warrant Agreement was terminated by mutual consent of the Company and the holder and the warrants were canceled.

NOTE – 8                      INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$2,906,221
Deferred tax asset	988,115
Valuation allowance	(988,115)
Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $2,906,221 at December 31, 2009. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2009 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the years ended December 31, 2009 and 2008 and for the period since inception is as follows:

	2009	2008	Cumulative since inception
Tax expense (benefit) at statutory rate (34%)	$(974,119)	$(8,324)	$(988,115)
Non-deductible expenses	966,509	—	966,509
Increase in valuation allowance	7,610	8,324	21,606
Income tax expense (benefit)	$—	$—	$—

NOTE – 9                      IMPAIRMENT LOSS ON LICENSES

As of December 31, 2009, the Company had net intangible assets of $2,839,000 due to the licenses agreements entered between the Company and Global Technologies Group, Inc. (see Note 4). The Company evaluated this long-lived asset and impairment charges of $2,839,000 were recorded during the 4th quarter of 2009 because the carrying amount of the licenses may not be fully recoverable.

NOTE – 10                      GOING CONCERN

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

NOTE – 11                      DEVELOPMENT STAGE RISK

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

NOTE – 12                      SUBSEQUENT EVENT

On January 9, 2010, the Company issued a Private Placement Memorandum (“Memorandum”) to offer a total of 2,500,000 shares of the Company’s Common Stock, par value $.001 per share, to “accredited investors” as defined under Rule 501(a) of Regulation D promulgated under the Securities Act at a price of $1.00 per share (the “Offering”).  The minimum subscription amount for each investor in the Offering is: $500.00

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 15, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2009, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2009.

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

/s/ Joel H. Edelson
President and Treasurer

Item 9B.  Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2009, but not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and his age as of April 15, 2010, is as follows:

Name	Age	Principal Positions With Us
Joel H. Edelson	52	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

The following describes the business experience of Joel H. Edelson, including his other directorships held in reporting companies, if any:

Joel H. Edelson has been our Chief Executive Officer, President, Secretary, Treasurer and Director since September 14, 2009.  From October 2006 until January 2009, Mr. Edelson served as Vice President - Technology Licensing for UTEK Corporation.  From June 2000 until October 2006, Mr. Edelson served as Manager-Technology Licensing for UTEK Corporation.  From 1989 until June 2000, Mr. Edelson served as Territory and Field Account Manager for PSS Health Services, PSS World Medical Inc. and Diagnostic Imaging, a subsidiary of PSS World Medical, Inc.  Mr. Edelson earned a Bachelor’s of Science Degree from the University of Florida in 1980.

A director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. An officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company.  Our Board of Directors intends to consider adopting such a code in the future.

Non-Involvement in Certain Legal Proceedings

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

 The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2009 and 2008 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Joel H. Edelson(1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
CEO Paul Garcia (1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$	$0	$0	$0	$0	$0

(1)
Mr. Edelson became our Chief Executive Officer on September 10, 2009 and Mr. Garcia resigned on the same date.  Mr. Garcia was the only executive officer of the Company during the year 2008. Mr. Edelson also serves as Chairman, Principal Financial Officer and Principal Accounting Officer.

Employment Agreements

 We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officer upon her termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officer, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2009, our fiscal year-end.

Option Exercises and Stock Vested in 2009

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2009.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not intend to enter into an employment agreement with Joel H. Edelson, our sole executive officer, or provide any compensation or benefits to her.

Potential Payments Upon Termination or Change in Control

As of December 31, 2009, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 15, 2010, for:

• each person or group known to us to beneficially own 5% or more of our common stock;

• each of our directors and director nominees;

• each of our named executive officers; and

• all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 513 Vintage Way, Brandon, Florida  33511.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 15, 2010, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)
Joel H. Edelson	5,000,000	100%
All directors and executive officers as a group	5,000,000	100%
_______________

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

Joel H. Edelson, our majority shareholder, may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of Common Stock, as a condition to or in connection with a business combination with another company.  Therefore, it is possible that the terms of any business combination will provide for the sale of some or all of the shares of Common Stock held by the sole shareholder. However, it is probable that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of Common Stock, if any, in connection with a business combination pursuant to the same terms that our sole shareholder will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the sale of the sole shareholder's shares of Common Stock in connection with a business combination. See “Description of Business – Shell Corporation”. It is more likely than not that any sale of securities by our sole shareholder to an acquisition candidate would be at a price substantially higher than that originally paid by such sole shareholder. Any payment to such sole shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity. See “Business - Shell Corporation”.
Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Anasazi Capital Corp., 513 Vintage Way, Brandon, Florida  33511.

Item 14.   Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the year ended December 31, 2009 and December 31, 2008:

	2009	2008

Audit Fees	$3,000	$3,000
Audit-Related Fees	1,500	2,250
Tax Fees	—	—
All Other Fees	—	—

Total Audit and Audit-Related Fees	$4,500	$5,250

Item 15.   Exhibits and Financial Statement Schedules.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
4.1	Specimen common stock certificate*
10.1	Stock Purchase Agreement among Anasazi Capital Corp., U.S.A. Capital Management Group, Inc. and Ruiz Family Holdings dated December 14, 2007**
10.2	Share Purchase Agreement between U.S.A. Capital Management Group, Inc. and Joel H. Edelson dated September 10, 2009***
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Joel H. Edelson (filed herewith)
32.1	906 Certification – Joel H. Edelson (filed herewith)

*	Previously filed with the SEC as exhibits on the registrant’s Form 10-SB General Form for Registration of Securities on August 28, 2006
**	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on December 14, 2007
***	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on September 11, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2010.

ANASAZI CAPITAL CORP.

By:             /s/ Joel H. Edelson
Joel H. Edelson
President, Secretary and Treasurer

Anasazi Capital Corp.

Index to Exhibits
23.1	Consent of Lake & Associates, CPA’s LLC (filed herewith)
31.1	302 Certification – Joel H. Edelson (filed herewith)
32.1	906 Certification – Joel H. Edelson (filed herewith)