Form 10-Q
period 2010-03-31
ANASAZI CAPITAL CORP
filed 2010-05-17
CIK 1373797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

           Large accelerated filer           ☐                                                                          Accelerated filer                          ☐
           Non-accelerated filer             ☐                                                                       Smaller reporting company            ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, no par value per share	20,000,000 shares

ANASAZI CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Anasazi Capital Corp.
(A Development Stage Company)
Unaudited Balance Sheets
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$260	$260
TOTAL CURRENT ASSETS	260	260

TOTAL ASSETS	$260	$260

CURRENT LIABILITIES
Accounts payable & accrued expenses	5,485	12,600
Loan from shareholder	22,295	9,045
License payable	2,905,172	2,842,672
TOTAL CURRENT LIABILITIES	2,932,952	2,864,317

TOTAL LIABILITIES	2,932,952	2,864,317

STOCKHOLDERS' (DEFICIT)
Preferred stock ($.001 par value, 10,000,000 shares authorized,	-	-
none issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)
Common stock ($.001 par value, 100,000,000 shares authorized,
20,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	20,000	20,000
Additional paid in capital	22,164	22,164
Retained (deficit)	(2,974,856)	(2,906,221)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,932,692)	(2,864,057)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$260	$260

The accompanying notes are an integral part of these financial statements.

Anasazi Capital Corp.
(A Development Stage Company)
Unaudited Statements of Operations
For the period from July 17, 2006 (inception) thru March 31, 2010

	For the three months ended March 31,		Cumulative Amount from July 17, 2006 (inception) to March 31, 2010
	2010	2009

REVENUES	$-	$ -	$ -

OPERATING EXPENSES
Selling, general, and administrative	68,635	250	132,185
Amortization	-	-	3,671
Impairment loss	-	-	2,839,000
TOTAL OPERATING EXPENSES	68,635	250	2,974,856

OPERATING (LOSS)	(68,635)	(250)	(2,974,856)

NET (LOSS) BEFORE TAXES	(68,635)	(250)	(2,974,856)

INCOME TAX EXPENSE	-	-	-

NET (LOSS)	(68,635)	(250)	(2,974,856)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	20,000,000	20,000,000	20,000,000

NET LOSS PER COMMON SHARE
Basic	**	**	$ (0.15)

** Less than $.01

The accompanying notes are an integral part of these financial statements.

Anasazi Capital Corp.
(A Development Stage Company)
Unaudited Statements of Cash Flows
For the period from July 17, 2006 (inception) thru March 31, 2010

	For the three months ended March 31,		Cumulative Amount from July 17, 2006 (inception) to March 31, 2010
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(68,635)	$(250)	$(2,974,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	3,671
Impairment loss	-	-	2,839,000
Changes in operating assets and liabilities:
Accounts payable	(7,115)	250	12,289
License payable	62,500	-	62,500
NET CASH (USED IN) OPERATING ACTIVITIES	(13,250)	-	(57,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN FINANCING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	13,250	-	52,656
Proceeds from issuance of common stock	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,250	-	57,656

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	260

CASH AND CASH EQUIVALENTS:
Beginning of period	260	-	-
End of period	$260	$-	$260

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock warrants as payment for accounts payable	$-	$-	$6,803
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited financial statements for the preceding fiscal year. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

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
MARCH 31, 2010
(UNAUDITED)
NOTE－3                      RECENT ACCOUNTING PRONOUNCEMENTS

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
MARCH 31, 2010
(UNAUDITED)

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

NOTE - 4                      LICENSE PAYABLE

As of March 31, 2010, the Company had license payable of $2,905,172 due to the 2 Exclusive License Agreements (“License Agreements”) with Global Technologies Group, Inc., the licensor (“Global”), dated on September 14, 2009 and October 7, 2009, respectively (see Note 2). The licenses payable consisted of the licenses fees of total $2,775,000 and the pro rata annual royalty payments of $130,172.

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
NOTE – 5                      LOAN FROM SHAREHOLDER

Since its inception, the Company’s shareholder made several loans to the Company to fund its operations. The amount outstanding as of March 31, 2010 was $22,295, which was not evidenced by a promissory note, but rather was an oral agreement between the shareholder and the Company. No interest was accrued due to the immateriality.

NOTE - 6                      ANNUAL ROYALTY PAYMENTS

Pursuant to the License Agreements with Global, the Company should make annual royalty payments of total $250,000 for the use of the patented Molecular Bonding System technology in Mexico and Canada. The annual royalty payment is prorated over the year, or $62,500 for the three months ended March 31, 2010.

NOTE – 7                      INCOME TAXES

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carryforward	$2,974,856
Deferred tax asset	1,011,451
Valuation allowance	(1,011,451)
Net Deferred tax asset	$—

Net operating loss carryforwards totaled approximately $2,974,856 at March 31, 2010. The net operating loss carryforwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2010 since it believes it is more likely than not that such deferred income tax asset will not be realized.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the three months ended March 31, 2010 and 2009, respectively, and for the period since inception is as follows:

	For the three months ended March 31,		Cumulative since
	2010	2009	inception
Tax expense (benefit) at statutory rate (34%)	$(23,336)	$(85)	$(1,011,451)
Non-deductible expenses	—	—	966,509
Increase in valuation allowance	23,336	85	44,942
Income tax expense (benefit)	$—	$—	$—

ANASAZI CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE – 8                      GOING CONCERN

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

NOTE – 9                      DEVELOPMENT STAGE RISK

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

NOTE – 10                      SUBSEQUENT EVENT

On January 9, 2010, the Company issued a Private Placement Memorandum (“Memorandum”) to offer a total of 2,500,000 shares of the Company’s Common Stock, par value $.001 per share, to “accredited investors” as defined under Rule 501(a) of Regulation D promulgated under the Securities Act at a price of $1.00 per share (the “Offering”).  The minimum subscription amount for each investor in the Offering is: $500.00. The Memorandum is not closed as of the date of the report.

On April 16, 2010, Global Technologies Group, Inc. approved to amend the payment terms of the annual royalty payments set forth in the two License Agreements, pursuant to which the royalty payments should be due annually, instead of semi-annually, effective from the date of both original agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on April 15, 2010 with the Securities and Exchange Commission and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $57,396 from inception of July 17, 2006 to March 31, 2010 and has an accumulated deficit of $2,974,856 through March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the Securities and Exchange Commission on April 15, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Three Months Ended March 31, 2010 Compared to March 31, 2009

Revenues.  The Company’s revenues for the three months ended March 31, 2010 were $0.  The Company’s revenues for the three months ended March 31, 2009 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended March 31, 2010 were $0.  The Company’s cost of revenues for the three months ended March 31, 2009 were $0.There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended March 31, 2010 was $0.  The Company’s gross profit/loss for the three months ended March 31, 2009 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $68,635 compared to $250 for the three months ended March 31, 2009.  General and administrative expenses consisting of professional service fees of $6,135 and accrued royalty payments of $62,500 for the three months ended March 31, 2010.  General and administrative expenses consisted primarily of professional service fees for the three months ended March 31, 2009.

Net Loss. Net loss for the three months ended March 31, 2010 was $68,635 compared to $250 for the three months ended March 31, 2009.  The net loss for the three months ended March 31, 2010 and March 31, 2009 was primarily related to general and administrative expenses and no revenues for the periods indicated.

As of three months ended March 31, 2010 we had an accumulated deficit of $2,974,856.

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

As of March 31, 2010, total current assets were $260 consisting of cash.   As of December 31, 2009, total current assets were $260 consisting of cash.

As of March 31, 2010, total current liabilities were $2,932,952, which consisted of accounts payable in the amount of $5,485, a loan from shareholder of $22,295 and a license fee payable in the amount of $2,905,172.  As of December 31, 2009, total current liabilities were $2,864,317, which consisted of accounts payable in the amount of $12,600,a shareholder loan in the amount of $9,045 and a license fee payable in the amount of $2,842,672.  We had negative net working capital of $2,932,692 as of March 31, 2010, compared to negative net working capital of $2,864,057 as of December 31, 2009.

During the three months ended March 31, 2010, operating activities used cash of $13,250 for repayment of accounts payable and $62,250 was related to accrued royalty payments.  During the three months ended March 31, 2009, operating activities used cash of $250, which was due primarily to general and administrative expenses.

Intangible Assets

There were intangible assets in the amount of $0 during the three month period ended March 31, 2010 and from the period July 17, 2006 (inception) through March 31, 2010 relating to the MBS license from Global.  These assets were written off as impaired at December 31, 2009.

Material Commitments

There were no material commitments during the three month period ended September 30, 2009 and from the period July 17, 2006 (inception) through March 31, 2010.

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, -excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the quarter ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2010.

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

A copy of the Canada License Agreement is set forth Exhibit 10.1 filed in the Company’s Report on Form 10-K for the period ended December 31, 2009 and is incorporated by reference herein.  The Company intend to market exclusively to third parties owning property in Canada, including cities, towns, states and the federal government of Canada.

Item 6.  Exhibits

(a)                      Exhibits

Exhibit 10.1                      Exclusive License Agreement dated as of October 7, 2009 between Global Technologies Group, Inc., licensor, and Anasazi Capital Corp., as licensee (incorporated by reference)
Exhibit 31.1                      302 Certification – Joel Edelson
Exhibit 32.1                      906 Certification – Joel Edelson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANASAZI CAPITAL CORP.

DATE:                      May 14, 2010                                                                    By:  /s/ Joel Edelson
Joel Edelson
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)